Form 10-Q
period 1995-03-31
HIGH PLAINS CORP
filed 1995-05-12
CIK 317551

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-8680

                          HIGH PLAINS CORPORATION

          (Exact name of registrant as specified in its charter)

                                                          Kansas#48-0901658
                               (State or other jurisdiction of(IRS Employer
                          incorporation or organization)Identification No.)

                                                        200 W. Douglas67202
                                                   Suite #820    (Zip Code)
Wichita, Kansas
(Address of principal
executive offices)

                               (316)269-4310
                      (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES X           NO

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            YES             NO

                  Common Stock, Par Value $.10 per share,
  Outstanding at March 31, 1995  - 15,124,722

PART I                  FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                   3 - 4

Consolidated Statements of Operations                           5

Consolidated Statements of Stockholders' Equity                 6

Consolidated Statements of Cash Flow                            7

Selected Notes to Consolidated Financial Statements            8-9


Item 2.         MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS                     10-12


PART II                   OTHER INFORMATION


Item 1.   Legal Proceedings                                     13

Item 5.   Other Information                                     13

Item 6.   Exhibits and Reports on Form 8-K                      13

          Exhibit 1                                             14

                          HIGH PLAINS CORPORATION

                        Consolidated Balance Sheets
                                (Unaudited)

                     March 31, 1995 and June 30, 1994

                                               March 31,       June 30,
Assets                                           1995             1994
                                              (Unaudited)        **
Current Assets:
  Cash                                       $    95,051    $   131,105
  Trade accounts receivable (less
    allowance of $100,000)                     6,805,002      2,067,572
  Inventories                                  3,048,440        941,862
  Land and building held for resale              320,378            -0-
  Equipment held for resale                      310,842        310,842
  Refundable income taxes                            -0-        107,825
  Prepaid expenses                               385,721        461,939
      Total current assets                    10,965,434      4,021,145

  Property, plant and equipment, at cost:
    Land and land improvements                   177,783        177,783
    Ethanol plants                            70,848,838     37,502,487
    Other facilities and equipment               269,446        249,662
    Office equipment                             212,470        248,983
    Leasehold improvements                        47,771         43,798
    Construction in progress                         -0-     19,105,781
                                              71,556,308     57,328,494
    Less accumulated depreciation             14,223,240     12,949,388
         Net property, plant and equipment    57,333,068     44,379,106

Other assets:
  Deferred loan costs, (less amortization
    of $41,146)                                  436,312        446,819
  Start up costs, (less amortization
    of $13,050)                                  247,949            -0-
  Long-term note receivable                      224,242            -0-
  Investments and other assets                    17,258         68,413
         Total other assets                      925,761        515,232

                                             $69,224,263    $48,915,483

**  From audited financial statements.

    See accompanying notes to financial statements.




                          HIGH PLAINS CORPORATION
                  Consolidated Balance Sheets, Continued
                                (Unaudited)
                     March 31, 1995 and June 30, 1994

                                               March 31,      June 30,
Liabilities and Stockholders' Equity             1995           1994
                                              (Unaudited)       **
Current liabilities:
  Current maturities of long-term debt         3,571,429      2,083,333
  Short-term borrowings                        1,000,000            -0-
  Accounts payable                             4,004,995      3,858,686
  Accrued interest                               194,584         79,464
  Accrued payroll and taxes                      493,061        233,136
  Income taxes payable                           181,826            -0-
       Total current liabilities               9,445,895      6,254,619

Long-term debt, excluding current
  maturities                                  19,940,476     10,248,339

Stockholders' equity:
  Cumulative preferred stock                         -0-        150,000
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 15,414,162 shares
   and 11,031,988 shares at March 31, 1995, and
   June 30, 1994, respectively, of which
   289,440 shares and 217,080 shares were held
   as treasury stock at March 31, 1995, and
   June 30, 1994, respectively                 1,541,416      1,103,199
  Additional paid-in capital                  34,439,957     33,266,850
  Retained earnings (deficit)                  4,100,896     (1,863,147)
                                              40,082,269     32,656,902

  Less:
    Treasury stock - at cost                    (244,377)      (244,377)

       Total stockholders' equity             39,837,892     32,412,525

                                             $69,224,263    $48,915,483





**  From audited financial statements.

    See accompanying notes to financial statements.


                          HIGH PLAINS CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)
                Three Months Ended March 31, 1995 and 1994
               and Nine Months Ended March 31, 1995 and 1994
                              Three Months Ended      Nine Months Ended
                                    March 31,              March 31,
                                 1995        1994         1995       1994
Net Sales                    $17,710,570  9,553,942   $34,810,011 26,889,550
Cost of sales                 13,941,450  9,660,017    27,219,878 24,310,786
 Gross profit (loss)           3,769,120   (106,075)    7,590,133  2,578,764

Selling, general and
 administrative expenses         418,455    305,989     1,076,755  1,072,929
Operating income (loss)        3,350,665   (412,064)    6,513,378  1,505,835

Other income (deductions):
  Interest income-and other       14,789        273        33,765        753
  Interest expense              (592,847)       -0-      (592,927)       -0-
  Gain on sale of
   equipment                      18,900        -0-        92,492     10,000
  Other miscellaneous
   income                        221,746        -0-       223,122        -0-

                                (337,412)       273      (243,548)    10,753

     Net earnings (loss)
      before income taxes      3,013,253   (411,791)    6,269,830  1,516,588

Income tax (expense)benefit     (232,542)    16,303      (305,787)   (28,785)

     Net earnings (loss)     $ 2,780,711   (395,488)  $ 5,964,043  1,487,803

Earnings (loss) per common
 and dilutive common
  equivalent share           $       .18       (.03)* $       .38        .10*
Weighted average
 shares outstanding           15,869,137  15,819,520* 15,763,167  15,661,084*


*   Restated for comparative purposes.

    See accompanying notes to financial statements.


                                               HIGH PLAINS CORPORATION AND SUBSIDIARY
                                                     Consolidated Statements of Stockholders' Equity
                                                                     (Unaudited)
                                                                Nine Months Ended March 31, 1995

               Preferred               Common
                Stock                   Stock

                                                                 Additional       Retained
                Number     Amount      Number        Amount       Paid -in        Earnings      Treasury        Total
               of Shares              of Shares                    Capital       (Deficit)        Stock


Balance,
     June 30, 1 25,000   $ 150,000   11,031,988   $1,103,199    $33,266,850    $ (1,863,147)   $(244,377)   $32,412,525

Net earnings for quarter                                                            729,019                     729,019


Balance,
     September  25,000   $ 150,000   11,031,988   $1,103,199    $33,266,850    $ (1,134,128)   $(244,377)   $33,141,544



Exchange of preferred stock
   for common s(25,000)   (150,000)      36,918        3,692        146,308

Exercise of options                      43,800        4,380         31,098                                      35,478

Four for three split                  3,704,283      370,428       (370,428)

Net earnings for quarter                                                          2,454,313                   2,454,313


Balance,
   December 31,  -0-         -0-     14,816,989   $1,481,699    $33,073,828    $  1,320,185    $(244,377)   $35,631,335



Exercise of options                     499,961       49,996      1,375,850                                   1,425,846

Adjustment on
   stock split                           97,212        9,721         (9,721)

Net earnings for quarter                                                          2,780,711                   2,780,711


Balance,
   March 31, 1995                    15,414,162   $1,541,416    $34,439,957    $  4,100,896    $(244,377)   $39,837,892

See accompanying notes to financial statements.


                          HIGH PLAINS CORPORATION
                   Consolidated Statements of Cash Flow
                                (Unaudited)
                 Nine Months Ended March 31, 1995 and 1994
                                                      1995          1994
Operating activities:
  Net income                                      $ 5,964,043 $ 1,487,803
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                  1,273,852    1,607,020
 Amortization of deferred compensation                   -0-      458,449
 Changes in operating assets and liabilities:
  Trade accounts receivable                       (4,737,430)  (1,095,721)
  Inventories                                     (2,106,578)    (625,051)
  Prepaid expenses                                    76,218     (428,420)
  Refundable income taxes                            107,825          -0-
  Accounts payable                                   146,309    2,872,048
  Accrued liabilities                                556,871       (5,825)


  Net cash provided by operating activities        1,281,110    4,270,303


Investing activities:
  Proceeds from sale of assets                       171,780          -0-
  Acquisition of property, plant and equipment   (14,719,972) (12,058,572)
  Increase in other non-current assets              (410,529)     (75,811)


  Net cash used in investing activities          (14,958,721) (12,134,383)


Financing activities:
  Advances from short-term borrowings              1,000,000          -0-
  Advances from construction financing            12,668,328    7,934,881
  Payments on long-term debt                      (1,488,095)         -0-
  Funds received by exercise of stock options      1,461,324          -0-



  Net cash provided by financing activities       13,641,557    7,934,881


  (Decrease) increase in cash and cash
    equivalents                                      (36,054)      70,801
Cash and cash equivalents at beginning of period     131,105      230,773


  Cash and cash equivalents at end of quarter     $   95,051  $   301,574

See accompanying notes to financial statements.

                          HIGH PLAINS CORPORATION
                         Selected Notes to Financial Statements


(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the entire year.

     CHANGE IN ACCOUNTING ESTIMATE

     Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended March 31, 1995, and $496,971 or $.03 per share for the nine months ended March 31, 1995.

(2)  FINANCIAL ARRANGEMENTS

     On February 10, 1995, the Company entered into a Second Amendment to Credit Agreement with Bank One, Indianapolis, N.A. which amended the original agreement dated December 31, 1994, to provide a waiver to loan provisions thus allowing the proposed sale of certain fixed assets of the Engineering Division and Grains Commodities Department to a former officer.

     Additionally, the amendment provides for a temporary overline loan for the purpose of funding short-term working capital needs. On February 13, 1995, the Company advanced $1,000,000 against this overline loan provision, and is due to mature on June 13, 1995.


(3)  STOCK SPLIT

     On December 21, 1994, the Company's Board of Directors announced a forward stock split effected as a dividend payable February 22, 1995. The stock split was a 4:3 split, increasing common stock issued by an estimated 3,704,283 shares. The consolidated balance sheets at

     STOCK SPLIT CONTINUED

     December 31, 1994, consolidated statements of stockholders' equity for the six months ended December 31, 1994, and all earnings per share calculations were restated to reflect this forward stock split.

     On February 22, 1995, common stock issued to effect the split totalled 3,801,495, requiring an adjustment to outstanding shares of common stock of 97,212 shares. This adjustment is the result of options exercised prior to the stock split payment date, requiring additional shares to be issued than originally estimated to effect the split.

(3)  STOCK OPTIONS

     During the quarter ended March 31, 1995, options to purchase shares of common stock were exercised at option prices as set forth below:


               Number Shares            Option Price

                  183,600                $    .810
                   57,586                    1.466
                   28,793                    1.889
                   71,982                    3.342
                   54,000                    4.458
                   50,000                    5.382
                   54,000                    7.176
                  499,961


     As a result of the exercise of these stock options, the Company received funds totalling $1,461,324.

            Item 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Nine Months Ended March 31, 1995 and 1994

     Net Sales and Operating Expenses.

     Net sales for the nine months ended March 31, 1995, were 29.5% higher than net sales for the same period in 1994 due to an increase in ethanol production of 57.6% and a 6.3% increase in ethanol prices. During the nine months ended March 31, 1995, 19,583,060 gallons of ethanol were sold at an average price of $1.36 per gallon compared to 14,540,661 gallons from production sold during the nine months ended March 31, 1994, at an average price of $1.28 per gallon. Additionally, distillers grains sales during the nine months ended March 31, 1995, increased 52.6% compared to the same period in 1994. However, this increase in sales was offset by a 17.7% decline in sales price per ton.
     Ethanol and distillers grains were significantly higher for the nine months ended March 31, 1995, compared to the same period in 1994 due to the production contribution of the York, Nebraska plant which began operations in November, 1994.

     Cost of sales as a percentage of net sales was 78.2% and 90.4% for the nine month periods ended March 31, 1995, and 1994, respectively.
     The decrease in cost of sales as a percent of sales was due primarily to lower grain costs and the 26% reduction in depreciation expense. The Company's average cost of grain decreased to $2.21 per bushel for the nine months ended March 31, 1995, down from $2.47 per bushel for the same period in 1994, primarily due to lower cash grain prices.

     Selling, general and administrative expenses for the nine months ended March 31, 1995, increased slightly compared to the same period ended March 31, 1994. This increase is a net effect of a reduction in deferred compensation expense and an increase in administrative costs related to operations at the new production facility at York, Nebraska.

     Net Earnings.

     Net earnings increased 300.9% for the nine months ended March 31, 1995, from the same period in 1994. Net earnings increased from 5.5% to 17.1% of net sales due to the increase in gross profit in the 1995 period compared to the same period in 1994. Earnings per share at March 31, 1995, were 280% higher than earnings per share for the same period in 1994 due to the increase in net earnings.

                MATERIAL CHANGES IN RESULTS AND OPERATIONS


     THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     Net Sales and Operating Expenses and Results of Operations.

     Net sales for the three months ended March 31, 1995, increased 85.4% over the same period in 1994 due to an increase in ethanol production of 146.9% and a 16% increase in ethanol prices. During the quarter ended March 31, 1995, 10,380,288 gallons of ethanol were sold at an average price of $1.38, compared to 5,028,593 gallons sold during the same period in 1994 at an average price of $1.19 per gallon. The average sale price increase for the three months ended March 31, 1995, compared to the same period in 1994 results from increases in market prices for ethanol and increases in freight ranging from
     $.01 - $.04 per gallon due to increased shipping distances from the York, Nebraska plant.

     For the three months ended March 31, 1995 distillers grain sales increased 123.9% from the prior period in 1994, due to increased production, however, this was offset by the average sale price per ton decreasing by 29.9%.

     For the quarter ended March 31, 1994, the Company brokered ethanol for several producers. Sales from brokering activities amounted to $1,323,207 on 1,048,461 gallons, with net profits from sales of $52,453 or $.05 per gallon. During the quarter ended March 31, 1994, the Company did not broker any alcohol.

     Cost of sales as a percentage of net sales was 78.7% and 101.1% for the three month periods ended March 31, 1995, and 1994, respectively. The decrease in cost of sales as a percentage of net sales was due primarily to the average cost of grain per bushel decreasing 29.9% to $2.06 per bushel for the three months ended March 31, 1995, from $2.94 per bushel for the same period ended March 31, 1994. Grain costs were lower as a result of higher cash grain prices and losses experienced in the Company's grain trading account during the three months ended March 31, 1994.

     Selling, general and administrative expenses increased 36.8% for the three months ended March 31, 1995, compared to the period ended March 31, 1994. This increase results from increased administrative expenses associated with the management of the new plant at York, Nebraska.

     Net Earnings.

     Net earnings increased 803.1% for the three months ended March 31, 1995, from the prior period in 1994. Net earnings increased to 15.7% from (4.1%) of net sales. The increase in net earnings results from an increase in gross profit for the 1995 period from 1994. Earnings per share for the period ended March 31, 1995, increased from the same period in 1994 due to an increase in net earnings.

     Liquidity and Capital Resources

     The Company's primary sources of funds during the third fiscal quarter were cash flow from operations, exercise of options, and a temporary short-term loan from Bank One, Indianapolis, N.A. for $1,000,000 for working capital needs. At March 31, 1995, the Company had a working capital surplus of $1,519,539 compared to a working capital deficit of $2,233,374 at June 30, 1994. Cash flow from operating activities amounted to $1,281,110 for the first nine months of fiscal 1995 compared to $4,270,303 for the same period in fiscal 1994. The decrease in cash flow from operations in fiscal 1995 was attributable to increases in inventory levels as the York, Nebraska plant production achieved its rated capacity and an increase in trade receivables created by sales of inventory from the new plant.

     Capital expenditures in the first nine months of fiscal 1995 amounted to $14,719,972 compared to $12,058,572 for the same period in fiscal 1994. These expenditures were primarily made on the construction of the 30 million gallon per year facility in York, Nebraska. The cost of plant construction to date has been funded by long-term debt and by cash generated from operations. The York facility is completed and operational, any additional expenditures on the facility are expected to be funded by cash flow from operations.

     The Company, in anticipation of an additional loan payment based on 75% of cash flow and due during the first quarter of fiscal 1996, to Bank One, Indianapolis, N.A., is currently pursuing several alternatives to build sufficient cash reserves to meet this obligation. These alternatives include the segregation of funds from operations, seeking the exercise of options held by directors and officers, establishment of an open line-of-credit, or issuance of debt or equity securities. In the opinion of management adequate liquidity will be provided by operations or a combination of the alternatives noted above, for the foreseeable future.


     Seasonality

     Ethanol prices on product sold in mandated oxygen markets increased during the months of September through April, due to the Federal Oxygen Program. With the end of the Federal Oxygen Program for this wintertime period in March and April, the Company's ethanol prices were once again negatively affected with sales orders declining as customers work off current inventories. Wholesale gasoline prices remained soft for the entire quarter and continue to negatively affect, in all markets, ethanol sales which are based off of spot wholesale gasoline prices.

     However, as ETBE manufacturing increases in response to summertime use as an oxygenate, it is anticipated that ethanol demand will increase and prices will not be as negatively impacted as seen in prior summer seasons.

                                  PART II
                             OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No legal proceedings were instigated during the quarter ended March 31, 1995 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit:
               1).  Financial Data Schedule
     b). Reports on Form 8-K. During the quarter for which this report is filed, one Form 8-K was filed on February 2, 1995, concerning the sale of certain assets, and contractual commitments between the Company and ICM, Inc. a newly formed corporation owned by a fomer vice-president of the Company.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PLAINS CORPORATION



By                                                         Date
  Raymond G. Friend
  Chief Financial Officer





                             POWER OF ATTORNEY


I, Raymond G. Friend, Vice President Finance of High Plains Corporation hereby authorize Mary Lou Mulkeen of Washington Service Bureau to sign on behalf of High Plains Corporation in filing our Form 10-Q for the quarter ending March 31, 1994.






Raymond G. Friend                                      Date