Form 10-Q/A
HIGH PLAINS CORP
filed 1995-05-24
CIK 317551

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X]  Quarterly  report  pursuant  to  Section  13  or  15(d)  of   the
     Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-8680

                         HIGH PLAINS CORPORATION

          (Exact name of registrant as specified in its charter)

Kansas                                                          #48-0901658
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                          Identification No.)

200 W. Douglas                                                        67202
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

                          YES             NO

                 Common Stock, Par Value $.10 per share,
              Outstanding at December 31, 1994 - 14,527,549

PART I                  FINANCIAL INFORMATION


Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                    3-4

Consolidated Statements of Operations                           5

Consolidated Statements of Stockholders' Equity                 6

Consolidated Statements of Cash Flows                           7

Selected Notes to Consolidated Financial Statements            8-10


Item 2.         MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS                     11-14



PART II                   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders         15



                         HIGH PLAINS CORPORATION

                       Consolidated Balance Sheets
                               (Unaudited)
                   December 31, 1994 and June 30, 1994

                                              December 31,    June 30,
Assets                                           1994           1994
                                              (Unaudited)        **
Current Assets:

Cash                                         $   358,508   $    131,105
  Trade Accounts Receivable (less
    allowance of $106,000 and $100,000)        5,760,004      2,067,572
  Short-term investments                         240,434            -0-
  Inventories
    Raw materials                                867,884        584,950
    Work in process                              321,408        155,696
    Finished       goods                         284,913        201,216
         Total inventories                     1,474,205        941,862

  Equipment held for resale                      310,842        310,842
  Refundable income taxes                            -0-        107,825
  Prepaid expenses                               287,432        461,939
         Total current assets                  8,431,425      4,021,145

Property, plant and equipment, at cost:
   Land and land improvements                    177,783        177,783
   Ethanol plant                              37,633,861     37,502,487
   Other facilities and equipment                271,250        249,662
   Office equipment                              309,335        248,983
   Leasehold improvements                         44,606         43,798
   Construction-in-progress                   31,808,623     19,105,781
                                              70,245,458     57,328,494
   Less accumulated depreciation              13,606,544     12,949,388
     Net property, plant and equipment        56,638,914     44,379,106

Other assets:
  Deferred loan costs (less amortization
    of $8,069)                                   463,869        446,819
  Start up costs                                 217,081            -0-
  Cash surrender value of life insurance          44,599         44,599
  Investments and other assets                    16,995         23,814
        Total other assets                       742,544        515,232

                                             $65,812,883    $48,915,483

See accompanying notes to financial statements.

** From audited financial statements.

                         HIGH PLAINS CORPORATION
                  Consolidated Balance Sheets, Continued
                               (Unaudited)
                   December 31, 1994 and June 30, 1994

                                             December 31,     June 30,
Liabilities and Stockholders' Equity             1994           1994
                                             (Unaudited)         **
Current liabilities:
  Current maturities of long-term debt       $ 3,571,429    $ 2,083,333
  Accounts payable                             5,264,026      3,858,686
  Accrued interest                               173,054         79,464
  Accrued payroll and property taxes             289,192        233,136
  Income taxes                                    50,514            -0-
       Total current liabilities               9,348,215      6,254,619


Long-term debt, excluding current
  maturities                                  20,833,333     10,248,339

Stockholders' equity:
  Cumulative preferred stock                         -0-        150,000
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 14,816,989 shares
   and 11,031,988 shares at December 30, 1994,
   and June 30, 1994, respectively, of which
   289,440 shares and 217,080 shares were held
   as treasury stock at December 31, 1994, and
   June 30, 1994, respectively                 1,481,699      1,103,199
  Additional paid-in capital                  33,073,828     33,266,850
  Retained earnings (Accumulated deficit)      1,320,185     (1,863,147)
                                              35,875,712     32,656,902

  Less:
    Treasury stock - at cost                    (244,377)      (244,377)

       Total stockholders' equity             35,631,335     32,412,525

                                             $65,812,883    $48,915,483



See accompanying notes to financial statements.


** From audited financial statements.

                          HIGH PLAINS CORPORATION

                   Consolidated Statements of Operations
                                (Unaudited)
               Three Months Ended December 31, 1994 and 1993
              and Six Months Ended December 31, 1994 and 1993

                           Three Months Ended          Six Months Ended
                               December 31,              December 31,
                             1994         1993         1994         1993
Net Sales                $9,028,515   $9,125,378   $17,099,441  $17,335,608
Cost of sales             6,195,835    7,343,515    13,208,945   14,650,769
     Gross profit         2,832,680    1,781,863     3,890,496    2,684,839
Selling, general and
 administrative expenses    338,908      418,895       727,783      766,940
Operating income          2,493,772    1,362,968     3,162,713    1,917,899

Other income (deductions):
  Gain (loss) on sale of
   equipment                    -0-         -0-         73,592          -0-
  Interest and other income   18,908         144        20,273       10,480
                              18,908         144        93,865       10,480

     Net earnings before
      income taxes        2,512,680    1,363,112     3,256,578    1,928,379

Income tax expense           58,367       33,784        73,246       45,088

     Net earnings        $2,454,313   $1,329,328   $ 3,183,332  $ 1,883,291

Earnings per common
 and dilutive common
  equivalent share       $      .16   $      .09*  $       .21  $       .13*

Weighted average
 shares outstanding      15,884,127   14,770,311*  15,489,338    14,486,853*







See accompanying notes to financial statements.


* Restated for comparative purposes.

                                                          HIGH PLAINS CORPORATION AND SUBSIDIARY
                                                                Consolidated Statements of Stockholders' Equity
                                                                                (Unaudited)
                                                                          Six Months Ended December 31, 1994

                     Preferred              Common
                       Stock                 Stock

                                                                    Additional     Retained
                     Number    Amount      Number       Amount       Paid -in      Earnings       Treasury         Total
                     of Shares             of Shares                  Capital      (Deficit)       Stock


Balance,
     June 30, 1994      25,000  $  150,000  11,031,988  $1,103,199  $   33,266,850 $ (1,863,147)   $ (244,377)   $  32,412,525

Net earnings for quarter                                                                729,019                        729,019


Balance,
     September 30, 1994 25,000  $  150,000  11,031,988  $1,103,199  $   33,266,850 $ (1,134,128)   $ (244,377)   $  33,141,544


Exchange of preferred stock
   for common stock    (25,000)   (150,000)     36,918       3,692         146,308

Exercise of options                             43,800       4,380          31,098                                      35,478

Four for three split                         3,704,283     370,428        (370,428)

Net earnings for quarter                                                               2,454,313                      2,454,313


Balance,
   December 31, 1994    -0-         -0-     14,816,989  $1,481,699  $   33,073,828  $  1,320,185    $ (244,377)   $  35,631,335



See accompanying notes to financial statements.




                          HIGH PLAINS CORPORATION
                    Consolidated Statements of Cash Flow
                                (Unaudited)
                Six Months Ended December 31, 1994 and 1993
                                                      1994          1993
Operating activities:
  Net income                                      $ 3,183,332     $ 1,883,291
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and Amortization                    657,156       1,270,254
Gain    on    sale    of    equipment                 (73,592)        (10,000)
Amortization of deferred compensation                     -0-         243,750
Changes in operating assets and liabilities:
      Trade     accounts    receivable             (3,692,432)     (1,078,438)
  Short-term investments                             (240,434)         -0-
          Inventories                                (532,343)     (1,333,453)
  Refundable income taxes                             107,825          -0-
  Prepaid expenses                                    174,507        (664,974)
  Accounts payable                                  1,405,340       3,291,995
  Accrued liabilities                                 200,160           1,835



    Net cash provided by operating activities       1,189,519       3,604,260


Investing activities:
  Proceeds from sale of equipment                     144,685          10,000
  Acquisition of property, plant and equipment    (12,988,057)     (8,510,016)
   (Increase) decrease in other non-current
    assets                                           (227,312)         31,908


    Net cash used in investing activities         (13,070,684)    (8,468,108)


Financing activities:
  Payments on long-term debt                        (595,238)         -0-
  Increase in long-term debt                      12,668,328    5,510,010
  Funds received by exercise of stock options         35,478          -0-

    Net cash provided by financing activities     12,108,568    5,510,010


    Increase in cash and cash equivalents            227,403      646,162
    Cash and cash equivalents at beginning
      of period                                      131,105      230,773


    Cash and cash equivalents at end of quarter   $  358,508  $   876,935

See accompanying notes to financial statements.

                 HIGH PLAINS CORPORATION
            Selected Notes to Consolidated Financial Statements

(1)    BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the operating results for the entire year.

  CHANGE IN ACCOUNTING ESTIMATE

     Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended December 31, 1994, and $331,314 or $.02 per share for the six months ended December 31, 1994.

(2)    FINANCIAL ARRANGEMENTS

     On December 30, 1993, the Company entered into a credit agreement with Bank One, Indianapolis, N.A. ("Bank") for a construction loan to pay costs of constructing and equipping an ethanol production facility in York, Nebraska. On August 31, 1994, the Company entered into a First Amendment to Credit Agreement with Bank One, Indianapolis, N.A. which amended the December 30, 1993, agreement and restated certain provisions including the extension of the construction period to no later than October 31, 1994, or such later date to which the Bank may extend the construction period. During the three months ended December 31, 1994, the Company made monthly draws totaling $6,843,260, bringing the construction loan advances to a total of $25 million.

     The Company converted the construction loan into a term loan on October 31, 1994, with the Bank. The term loan provides for principal payments of $297,619 for a period of 57 months beginning on the last banking day of November, 1994 through August 31, 1999, at which time the balance of the note is due.
     Interest accrues and is payable monthly at a fixed rate of 9.7% for the initial two year period of the term loan. For the three months ended December 31, 1994, the Company capitalized $535,439 of interest expense.

(3)  STOCK SPLIT

     On December 21, 1994, the Company's Board of Directors announced a forward stock split effected as a dividend payable February 22, 1995. The stock split is a 4:3 split, increasing common stock issued by 3,704,283 shares. The consolidated balance sheets at December 31, 1994, consolidated statements of stockholders' equity for the six months ended December 31, 1994, and all earnings per share calculations contained herein, have been restated to reflect this forward stock split.

     The stock split effected as a dividend is accounted for as a reduction to additional paid in capital for an amount equal to the total par value of the newly issued stock, and capitalization of a like amount in the common stock account thus avoiding any decrease in the par value per share.


(4)  STOCK OPTIONS

     On December 9, 1994, options to purchase 432,000 shares of the Company's common stock were granted to directors and officers at the exercise price of $11.125 per share, a price equal to the fair market value on the date of grant. These options were granted pursuant to the 1992 Stock Option plan which was approved by shareholders at the 1992 Annual Meeting. Due to the fact that these options are priced at market, no compensation expense is recorded.

     Options to purchase common stock at December 31, 1994, restated for the antidilutive treatment and effecting the stock split announced December 21, 1994, are set forth below:

           DATE OF                SHARES               EXERCISE
            ISSUE              UNDER OPTION              PRICE

       July 1990                   71,200    $           .608
       February 1992               86,400               1.889
       May 1992                    86,400                .608
       May 1992                   115,200               1.465
       May 1992                    43,200                .608
       July 1992                  115,200               2.083
       December 1992              302,400                .608
       December 1992              504,000               5.382
       December 1993               36,000               5.382
       December 1993              576,000               3.342
       September 1994              66,667               5.348
       December 1994              576,000               8.344
                                2,578,667


     At December 31, 1994, 2,002,667 of the above options were exercisable. During the quarter ended December 31, 1994, options to purchase 43,800 shares of common stock were exercised at an option price of $.81 per share.

(5)  PREFERRED STOCK

     On October 18, 1994, the Company entered into an agreement to allow holders of the Company's 25,000 shares of outstanding 11 1/2% Cumulative Preferred Stock to exchange those shares for
     36,918 shares of Common Stock. The Preferred Stock was surrendered on October 31, 1994, and the appropriate number of shares of Common Stock were issued.

Item 2.            MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1994 and 1993

Net Sales and Operating Expenses.

Net sales for the six months ended December 31, 1994, were slightly lower than net sales for the same period ended December 31, 1993. During the six months ended December 31, 1994, 9,415,324 gallons of ethanol were sold at an average price of $1.34 per gallon compared to 9,512,068 gallons sold at an average price of $1.33, for the same period ending December 31, 1993.

Cost of sales as a percentage of net sales was 77.2% and 84.5% for the six month periods ended December 31, 1994, and 1993, respectively. The decline in the cost of sales as a percentage of net sales was a result of several factors including a 34% decrease in the average cost of natural gas consumed per gallon produced, and a reduction of 44% in depreciation expense offset by a 5% increase in the cost of grain. The Company's average cost of grain increased to $2.24 per bushel for the six months ended December 31, 1994, up from $2.13 per bushel for the same period in 1993, primarily due to effective grain trading activities utilized during fiscal 1993 to reduce the impact of fluctuating grain prices.

Selling, general and administrative expenses decreased 5% for the six months ended December 31, 1994, compared to the same period ended December 31, 1993. This decrease is a net effect of reduction in deferred compensation expense and an increase in selling expenses related to the Company's in-house marketing of its by-products.

Net Earnings.

Net earnings increased 69% for the six months ended December 31, 1994, compared to the same period in 1993. Net earnings increased from 10.9% to 18.6% of net sales, due to the increase in gross profit in the 1994 period compared to the same period in 1993. Earnings per share at December 31, 1994, were 62% higher than earnings per share for the same period in 1993 due to the increase in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended December 31, 1994 and 1993

Net Sales and Operating Expenses and Results of Operations.

Net sales for the three months ended December 31, 1994, decreased slightly compared to the same period in 1993. During the quarter ended December 31, 1994, 4,842,576 gallons of ethanol were sold at average price of $1.38 per gallon compared to 4,891,096 gallons sold during the same period in 1993 at an average price of $1.36 per gallon.

During the three months ended December 31, 1994, the York facility produced 1,813,339 gallons of ethanol from trial production runs, as part of the final construction phase. Revenues generated by the sale of these gallons of ethanol have been recorded as an offset to expenses incurred during the trial runs. To the extent that expenses exceeded revenues during this start-up phase, the Company capitalized those expenditures as Start-up costs. For the three months ended December 31, 1994, Start-up costs capitalized totaled $217,081.

Cost of sales as a percentage of net sales was 68.6% and 80.4% for the three month periods ended December 31, 1994 and 1993, respectively. The decrease in cost of sales as a percentage of sales is due to several factors including a decrease in the cost of natural gas per gallon produced and a reduction in depreciation expense. The average cost of grain increased 4% to $2.08 per bushel for the three months ended December 31, 1994, up from $1.99 per bushel for the same period ended December 31, 1993, as a result of effective grain trading activities during fiscal 1993, to reduce the impact of fluctuating grain prices.

Selling, general and administrative expenses decreased 19% for the three months ended December 31, 1994, compared to the period ended December 31, 1993. The decrease was primarily the result of a decrease in employee compensation from the vesting of stock options, offset by increased selling expenses related to the Company's in-house marketing of its DDG's and solubles.

Net Earnings.

Net earnings increased 84.6% for the three months ended December 31, 1994 from the prior period in 1993. Net earnings increased from 14.6% to 27.2% of net sales, due to the gross profit increase in the 1994 period from 1993 levels. Earnings per share for the three months ended December 31, 1994 increased 77.8% compared to earnings per share for the three months ending December 31, 1993, as a result of the increase in net earnings.

Liquidity and Capital Resources

The Company's primary sources of funds during the last fiscal quarter were $12,668,328 of long-term debt advanced on a construction loan with Bank One, Indianapolis, N.A. and cash flow from operations. At December 31, 1994, the Company had a working capital deficit of $(916,790) compared to a working capital deficit of $(2,233,474) at June 30, 1994. The decrease in the working capital deficit was primarily as a result of an increase in trade accounts receivables.

Cash flow from operating activities amounted to $1,189,519 in the first six months of fiscal 1995 compared to $3,604,260 for the same period in fiscal 1994. The decrease in cash flow was a result of the increase in trade accounts receivables.

Capital expenditures in the first six months of fiscal 1995 amounted to $12,988,057 compared with $8,510,016 for the same period in fiscal 1994. These expenditures were primarily made for the construction of the facility in York, Nebraska. This facility was virtually complete and operational at December 31, 1994. The cost of the plant construction to date has been funded by long-term debt and by cash generated from operations.

In the opinion of management, funds expected to be generated from future operations including the recently completed York facility, and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.


Significant Changes in Account Balances

Trade accounts receivables at December 31, 1994, increased 178.6% compared to June 30, 1994, as a result of sales of ethanol and DDG from the York facility's trial production runs.

At December 31, 1994, trade accounts payable increased 36.4% compared to June 30, 1994, as a result of expenditures incurred in preparation for full production at the York Plant.


Seasonality

The recurring wintertime Federal Oxygen Program, maintained higher ethanol prices on products sold into mandated oxygen markets for the six months ended December 31, 1994. Additionally, demand has increased due to the January 1, 1995 start up date of the Reformulated Gasoline (RFG) Program. The Company believes this year-round program will also result in more year-round demand resulting in less seasonality and higher ethanol prices.

Seasonality Continued

In the summertime periods, vapor pressure limits are reduced. Gasoline refiners normally include all the butanes and other inexpensive volatiles that they are allowed to, bringing the gasoline's vapor pressure up to the legal limit. Since the addition of ethanol increases the gasoline blend's vapor pressure to a small degree and would therefore cause the vapor pressure to exceed the legal limit, ethanol blending is not expected to occur as much during summer months within the RFG program areas. Outside of RFG areas, ethanol blending occurs regularly due to a volatility waiver.

ETBE is an ether fuel additive. As ETBE production increases, the demand for and use of ethanol within the RFG areas will increase, since ETBE actually lowers the vapor pressure of the ETBE blended fuel.

The Renewable Oxygenate Requirement (ROR), which has been temporarily halted by Court injunction, would reduce seasonality by creating an increased year-round and summertime demand for ethanol, immediately upon its implementation. This is due to the fact that ethanol is the most effective and competitive renewable oxygenate, and the requirement for a renewable would force refiners to either lower the vapor pressure of their base gasoline to allow ethanol blending or force them to use ETBE. Oral arguments on the ROR are to be heard on February 16, 1995.

                                   PART II
                              OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS

  Not applicable.


  Item 2.  CHANGES IN SECURITIES

  Not applicable.


  Item 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The  Company  held  its Annual Meeting of Stockholders  on  November  18,
  1994.   The  meeting involved the election of two directors,  Stanley  E.
  Larson, and Roger D. Skaer.

       Voting results:
                                                                   BROKER
                      FOR         AGAINST      ABSTENTIONS       NONVOTES

  S.E. Larson       9,407,324     191,066          -0-             -0-
  R.D. Skaer        9,407,324     191,066          -0-             -0-


  The following details the issues which were presented to stockholders for vote and the results of that vote at the aforementioned annual meeting:

  (1) Proposed amendment to increase the number of authorized shares of the Company's Common Stock, and establish a new class of Preferred Stock.

  (2) Proposed amendments to the 1990 and 1992 Stock Option Plans.

  (3) Selection of Allen, Gibbs & Houlik, LLC as the Company's independent auditors.

                                                                  BROKER
    RESULTS            FOR        AGAINST      ABSTENTIONS       NONVOTES

      (1)          6,020,151     1,027,784       52,947         2,497,292

      (2)          5,824,813     1,186,584       89,611         2,497,382

      (3)          9,529,825        34,459       34,106              -0-

  Item 5.  OTHER INFORMATION

  Not applicable.


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:  No new exhibits filed herein.
      b)  Reports  on   Form 8-K.   During  the  quarter for which
          this report is filed, no reports of the Company on Form 8-K have been filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


  Date   May 15, 1995               HIGH PLAINS CORPORATION





                                    Raymond G. Friend
                                    Raymond G. Friend
                                    Vice President Finance/Marketing
                                    (Principal Financial Accounting
                                    Officer)