Form 10-K
period 1995-06-30
HIGH PLAINS CORP
filed 1995-10-16
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (Fee Required).
   	For the fiscal year ended June 30, 1995 or


[ ]	Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (No Fee Required)
   	For the transition period from ___________to __________.


Commission File No. 1-8680


                    HIGH PLAINS CORPORATION
   (Exact name of registrant as specified in its charter)

        Kansas                                   48-0901658
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

      200 W. Douglas, Suite #820,  Wichita, Kansas  67202
      (Address and zip code of principal executive offices)
                    (316) 269-4310
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

                          NONE

Securities Registered Pursuant to Section 12 (g) of the Act:

            Common Stock, $0.10 par value
                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                     YES  X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of September 29, 1995, the aggregate market value of shares of High Plains Corporation Common Stock held by nonaffiliates was approximately $82,167,448.

                Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year end are incorporated by reference in Part III.

Portions of the Registrant's 1995 Annual Report to Stockholders for the fiscal year ended June 30, 1995 (the "Annual Report") to be filed pursuant to Rule 14a-3(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Annual Report is anticipated to be filed within 120 days after the end of the Registrant's fiscal year end are incorporated by reference in Parts I, II and IV.

PART I

Item 1					BUSINESS

High Plains Corporation (the "Company") was incorporated under the laws of the State of Kansas on February 28, 1980. The Company's principal offices are located at 200 W. Douglas, Suite 820, Wichita, Kansas 67202 and its telephone number is (316) 269-4310. (Financial information concerning the Company's operations is incorporated by reference from Management's Discussion and Analysis of financial condition and results of operations (Management's Discussion and Analysis) and the Financial Statements and Notes thereto in the Company's Annual Report.)

The Company manufactures and sells ethanol for blending with gasoline as a motor fuel. The Company believes it is currently the sixth largest ethanol producer in the United States. Ethanol increases the oxygen level in gasoline, reducing pollutants, including carbon monoxide and hydrocarbon particulate emissions. The Company operates two ethanol production facilities, one located in Colwich, Kansas and the other in York, Nebraska. Industry sources estimate that 1.4 billion gallons of ethanol were used to oxygenate United States fuel supplies in 1994.

Over the last five years, Ethanol production capacity at the Colwich plant has increased from 13.0 million gallons in fiscal 1991 to 17.8 million gallons in fiscal 1995. Production at the York facility began on a test basis in November, 1994, resulting in total production of 15.7 million gallons for this facility in fiscal 1995.

The Company's production process depends upon a substantial uninterrupted supply of natural gas. The Company has contracted with NORAM Energy Services, Inc. to provide natural gas to the Colwich plant and with Peoples Natural Gas to provide natural gas to the York plant and believes these supplies will be sufficient for its production at the two plants. Other materials used in the production of ethanol are readily available from numerous suppliers.

In addition, the Company is dependent on rail transportation to ship its ethanol and distillers grain (DDG) to its customers. Any interruption of rail transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations.

During fiscal 1995 and in prior years, the Company has maintained sufficient grain storage for three to five days of production. In times when grain prices were believed to be at a temporary low, with increases expected in the near future, the Company not only attempted to keep onsite storage nearly full and buy and store grain in offsite leased storage facilities, but also attempted to contract grain at lower current prices for delivery in the future. The Company believes that the exclusive grain supply agreement entered into with Farmland Industries, Inc., during fiscal 1995 will eliminate the need to buy and store grain offsite and allow the Company to minimize grain inventory levels onsite. (Also see discussion of raw materials in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated by reference herein.)

The maximum finished ethanol inventory attempted to be kept in stock equals approximately four to five days of production. Also, typical payment terms in the industry are "Net 10 days from delivery". As such, low quantities of finished goods and quick payment terms from customers help to minimize the working capital needs of the Company.

The market price of ethanol is not related to grain prices, but has historically been determined by the price of gasoline and federal tax incentives. Therefore, High Plains is generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for its ethanol. (For information regarding the seasonality of the Company's business see "Seasonality" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)

For the year ended June 30, 1995, the Company's sales of ethanol to three customers represented in the aggregate approximately 50.6% of the Company's total sales.In April, 1994, the Company began direct marketing of its DDG. However, in January, 1995, the Company entered into an exclusive agreement with ICM, Inc., to broker virtually all of the Company's DDG production. This exclusive agreement will automatically renew for successive 90 day periods unless written notice of termination is issued 90 days prior to the end of a term. The primary market for the Company's DDG continues to be feed manufacturers of animal and pet foods, and direct consumers such as feedlots and dairies.

The Company is in direct competition with other ethanol producers, many of which have greater resources than the Company. The largest ethanol producers include Archer Daniels Midland, Pekin Energy Co., and New Energy Co. of Indiana which are capable of producing approximately 700 million, 100 million, and 75 million gallons of ethanol per year, respectively. In addition, there are several other competitors of a similar size and with similar resources to the Company. Recent estimates place total domestic ethanol production capacity at 1.5 billion gallons per year. Plans to construct new plants and the expansion of existing plants have been announced by various third parties. However, the Company is unable to accurately predict the number and production capacity of the plants which ultimately may be constructed, or the effect of resulting production, upon the demand or price for ethanol.

The Company competes with the other ethanol producers on the basis of price and, to a lesser extent, delivery and service. High Plains believes that it is able to compete favorably with other ethanol producers due to its proximity to ample grain supplies and the efficiencies of the plants. The Company also believes that its locations offer an advantage over other ethanol producers in that the Company has ready access by rail to growing ethanol markets, which reduces its cost of sales.

The Company is also in competition with producers of MTBE, a petrochemical derived from methanol which costs less to produce than ethanol. Many major oil companies produce MTBE, and because it is petroleum based, its use is strongly supported by such oil companies. These companies have significantly greater resources than the Company to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

The Company is subject to extensive environmental regulation at the federal, state and local level. Air quality at the Colwich plant is regulated by the Environmental Protection Agency and the Division of Environment of the Kansas Department of Health and Environment (the "KDHE"). The KDHE regulates emission of volatile organic compounds into the air. Volatile organic compound emissions are checked on a monthly basis, and the Company must submit semi-annual reports to the KDHE. The Company is required to obtain an air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could change the emission levels. The KDHE also regulates the water usage, waste water discharge and hazardous waste at the Colwich plant under Kansas water pollution control and hazardous waste laws. Water usage and waste water effluent quality are checked daily and monthly reports are filed with the KDHE. The Company is also required to submit periodic reports pursuant to the Kansas and federal Emergency Planning Community Right-to-Know Act. At the local level, the Company files semi-annual reports with the Sedgwick County Community Health Department regarding air quality at the Colwich plant.

The York facility is subject to similar environmental regulations at the federal, state and local level. Air quality at the York plant is regulated by the Environmental Protection Agency and the Nebraska Department of Environmental Quality
(NDEQ). The Company submits various reports routinely throughout the year concerning emissions of volatile compounds. The Company was required to obtain an air operating permit from the NDEQ and must obtain approval to make any plant alterations that could change the emission levels. The NDEQ also regulates waste water discharge at the York Plant. Waste water effluent quality is tested daily, and monthly reports are filed. The York facility is also required to submit periodic reports pursuant to the Nebraska and Federal Emergency Planning Community Right-to-Know Act. The Company has received air quality, water discharge permits, and all other permits required for operations at the York location.

At June 30, 1995, the Company employed 127 persons. These included 42 employees at the Colwich, Kansas plant, 77 employees at the York, Nebraska plant, and 8 employees in the Wichita, Kansas corporate office.

Item 2         PROPERTIES

The Company's principal executive offices at 200 W. Douglas,
Suite 820, Wichita, Kansas are leased and cover approximately
2,800 square feet.

The Company presently owns the approximately 70 acres of land and the improvements thereon which comprise its Colwich, Kansas plant. Bank One, Indianapolis, N. A. holds a mortgage on this land, as well as the ethanol production plant as security for its loan to the Company.

The Company presently owns approximately 142 acres of land northeast of York, Nebraska that it purchased on September 13, 1993. Approximately 59 acres were required for the ethanol facility that was completed in November, 1994. Bank One, Indianapolis, N. A. holds a mortgage on approximately 59 acres used by the ethanol facility as well as the ethanol production plant as security for its loan to the Company.

The Company presently owns approximately 28 acres outside of New
Iberia, Louisiana. This land and equipment does not serve as collateral for any Company debt and is being offered for sale.

Item 3              LEGAL PROCEEDINGS

Commodity Specialist Company, (CSC) is a distributor of agricultural products which, from 1988 until April 1994, marketed and sold DDG produced by the Company. A dispute developed between the Company and CSC after the termination of the contract under which CSC sold the Company's DDG. In early September 1995, the Company filed suit in the U.S. District Court for the District of Kansas, against CSC in an attempt to collect approximately $110,000 which the Company believes is owed by CSC for DDG sold but not paid for by CSC. Subsequently, CSC filed a suit in the U.S. District Court for the District of Minnesota, Fourth Division, against the Company claiming damages in excess of $1.2 million for lost profits, costs and expenses allegedly resulting from the termination of the contract and from the Company's delivery of contaminated DDG to CSC for re-sale. No reserves have been made for fiscal 1994 or fiscal 1995 for any amounts which may be payable to CSC; although for accounting purposes, a receivable of approximately $100,000 due from CSC to the Company was provided for in fiscal 1994. The Company has made a claim against its product liability insurance carrier to defend the action, although the insurance carrier has initially indicated that its policy may not cover the claims made by CSC. The Company intends to pursue the issue of insurance coverage, and to vigorously defend the action filed by CSC. The Company believes that the ultimate resolution of this dispute will not have a material adverse effect on the Company's financial condition.

Item 4                   SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June
30, 1995.

PART II

Item 5                MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National
Market System under the symbol HIPC.

The number of holders of record of the Company's common stock as of September 29, 1995, was approximately 8,580 determined by an examination of the Company's transfer book and through broker search.

The Company has not declared or paid any cash dividends on its Common Stock since its organization in 1980. The Company did not declare or pay any dividends related to the Company's 11
1/2% Cumulative Preferred Stock during fiscal 1995.

The Company is currently restricted by loan covenants from paying dividends on its capital stock until the York, Nebraska facility has been in continuous operation for a period of eighteen months. Thereafter the Company is restricted from paying dividends if an event of default or unmatured event of default has occurred and continues or would occur by reason of payment of any such dividend.

The Company does not intend to declare or pay any cash dividends in the foreseeable future. The payment and rate of future cash dividends on the Company's Common Stock, if any, would be subject to review by the Board of Directors in light of the Company's financial condition, results of operations, capital requirements and other factors deemed relevant at that time.

Additional information relating to this item is hereby incorporated by reference from the "Market For Registrant's Common Equity" section of the 1995 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1995 which is anticipated to be filed pursuant to Rule 14a-3(c) within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 6                        SELECTED FINANCIAL DATA

The information relating to this item is hereby incorporated by reference from the "Five Year Summary of Selected Financial Data" in the 1995 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1995 which is anticipated to be filed pursuant to Rule 14a-3(c) within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 7                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information relating to this item is hereby incorporated by reference from the "Management's Discussion and Analysis" in the 1995 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1995 which is anticipated to be filed pursuant to Rule 14a-3(c) within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 8              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information relating to this item with the exception of the financial statement schedules is hereby incorporated by reference from the Financial Statements and Notes thereto in the 1995 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1995 which is anticipated to be filed pursuant to Rule 14a-3(c) within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10                  DIRECTORS AND EXECUTIVE OFFICERS OF
                             THE REGISTRANT

The information relating to this item is hereby incorporated by reference from the High Plains Corporation definitive Proxy Statement for the "Directors and Executive Officers" section of the 1995 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 11                          EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the High Plains Corporation definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the High Plains Corporation definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended June 30, 1995.

Item 13               CERTAIN RELATIONSHIPS AND RELATED
                             TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the High Plains Corporation definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended June 30, 1995.

PART IV

Item 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K

(a)	Documents Filed as a Part of This Report

	(1)	Financial Statements

		Statements of Operations - Years Ended
			June 30, 1995, 1994, and 1993 *

		Statements of Stockholder's Equity - Years
			Ended June 30, 1995, 1994, and 1993 *

		Balance Sheets - June 30, 1995 and 1994 *

		Statements of Cash Flows - Years
			Ended June 30, 1995, 1994, and 1993 *

		Notes to Financial Statements *

		Independent Auditors' Report on Financial Statements *

		*Incorporated by reference from the Company's 1995 Annual
		Report to Stockholders for the year ended June 30, 1995
		which is anticipated to be filed pursuant to Rule 14a-		3(c)
  within 120 days after the end of the Company's 		fiscal year
  ended June 30, 1995.

	(2)	Financial Statement Schedules

		Independent Auditors' Report on Financial Statements
		Schedules

		Financial Statement Schedules:

			V	-Property, Plant and Equipment
			VI	-Accumulated Depreciation on Property,
  				 Plant and Equipment
			X	-Supplementary Income Statement Information

	(3)	Exhibits

		See Index to Exhibits attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K

	The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1995.

(c)	Exhibits

	Exhibits are listed in Item 14(a)(3) and filed as part of this report.

(d)	Financial Statement Schedules

	The financial statement schedules listed in Item 14(b) are filed as part of this report.

                      SIGNATURES

		Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 3rd day of October, 1995.

                        						HIGH PLAINS CORPORATION

                        						By: /Stanley E. Larson/
  Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                  Date

                           	President, Chairman
                           	of the Board and a
                    	       Director (Principal
 /Stanley E. Larson/       	Executive Officer)	     October 3, 1995

 /H. Tom Ritchie/          	Director/Secretary     	October 3, 1995

 /Roger D. Skaer/          	Director/Treasurer     	October 3, 1995

 /John F. Chivers/         	Director               	October 3, 1995

 /Daniel O. Skolness/      	Director               	October 3, 1995

 /Donald M. Wright/        	Director               	October 3, 1995

                           	Executive Vice President
 /Raymond G. Friend/       	Chief Financial Officer	October 3, 1995

        INDEPENDENT AUDITORS' REPORT ON
         FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
High Plains Corporation

We have audited the financial statements of High Plains Corporation as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 11, 1995; such financial statements and report are included in your 1995 annual Report to Stockholders and are incorporated herein by reference. Our auditors also included the financial statement schedules of High Plains Corporation listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



	                ALLEN, GIBBS & HOULIK, L.C.

Wichita, Kansas
August 11, 1995


SCHEDULE  V

               HIGH PLAINS CORPORATION

            PROPERTY, PLANT AND EQUIPMENT
       Years Ended June 30, 1995, 1994, and 1993

	 							                                               		    Other
	                       Balance,		                        	  Changes	   Balance,
Description	           Beginning     Additions   Retire-      Adds        End of
                        of Year   	  at Cost  	   ments   	  (Deduct)  	   Year

Year ended June 30, 1995:
	Land and improvements    177,783         -- (    35,500)         --	    142,283
	Ethanol plant        	37,502,487	   695,690 ( 1,076,199)	 35,265,299 72,387,277
	Other facilities and
  equipment	              249,662	    68,209 (    17,661)        --	     300,210
	Office equipment	        248,983	    87,787 (   105,486)        --      231,284
	Leasehold improvements    43,798	     4,204	         --	        --       48,002
	Construction-in-progr 19,105,781 16,159,518          --	 (35,265,299)      --

                   		  57,328,494	17,015,408 ( 1,234,846)	        --	 73,109,056


Year ended June 30, 1994:
	Land and improvements	   177,783 	       -- 	        --          --     177,783
	Ethanol plant        	36,563,646  1,191,367	(   252,526)        --	  37,502,487
	Other facilities and
  equipment               231,974     17,688          -- 	       --	     249,662
 Office equipment	        173,122	    75,861         --	         --	     248,983
	Leasehold improvements    14,833     28,965         --	         --	      43,798
	Construction-in-progre 3,030,044 16,075,737        --	          --	  19,105,781

                       40,191,402 17,389,618 (   252,526)       --	   57,328,494


Year ended June 30, 1993:
	Land and improvement 	   181,893	       --  (     4,110)       --	      177,783
	Partially completed
	 fluorocarbon plant    1,017,342	       --           --  (1,017,342)        --
 Ethanol plant         32,710,690	 2,835,614          --   1,017,342	 36,563,646
	Other facilities and
  equipment	              632,971     81,813 (   482,810)         --     231,974
	Office equipment	        114,931	    58,191   	      --	         --	    173,122
	Leasehold improvements     4,030	    14,833 (     4,030)         --      14,833
	Construction-in-progress      --	 3,030,044          --	         --   3,030,044

                     	 34,661,857  6,020,495 (   490,950)	       --	  40,191,402

	Depreciation:
 The estimated lives on which the depreciation provision was based are as follows:

                                         						 		Prior to
                               					   	  1995  	   1995

 Land improvements                        20 yrs      20 yrs
 Ethanol plant                        5 - 40 yrs      20 yrs
 Other facilities and equipment       5 - 10 yrs  5 - 20 yrs
 Office equipment                     3 - 10 yrs  3 - 10 yrs
 Leasehold improvements                    5 yrs  3 -  5 yrs



SCHEDULE VI

                 HIGH PLAINS CORPORATION

               ACCUMULATED DEPRECIATION OF
              PROPERTY, PLANT AND EQUIPMENT

       Years Ended June 30, 1995, 1994, and 1993


                                                             Other
	                           Balance,                      	 Changes	   Balance,
                         	 Beginning	          	 Retire-	     Add	     End of
Description                of Year  	 Provision 	  ments  	(Deduct)  	  Year

Year ended June 30, 1995:
	Ethanol plant	          $12,672,908	$1,915,625	$(115,848)	$(   4,413)	$14,468,272
	Other facilities and
	 equipment	                 144,267	    42,034	 (  3,699)	     4,413      187,015
	Office equipment	           123,453	    28,322	 ( 19,215)	        --	     132,560
	Leasehold improvements	       8,760	     9,810	       --	         --	      18,570

                      		 $12,949,388	$1,995,791	$(138,762) $       --  $14,806,417


Year ended June 30, 1994:
 Ethanol plant           $10,683,654 $2,016,474 $      --  $       -- 	$12,672,908
	Other facilities and
	 equipment            	     106,817	    37,450	  (27,220)	        --      144,267
	Office equipment	            95,638	    27,815	       -- 	        --	     123,453
	Leasehold improvements	          --	     8,760	       --	         --	       8,760

                       	 $10,886,109 $2,090,499	$ (27,220)	$       -- 	$12,949,388


Year ended June 30, 1993:
	Partially completed
	 fluorocarbon plant   	 $   109,497	$    5,859	$      --	 $ (115,356)	$        --
	Ethanol plant	            8,802,078	 1,766,220	       --	    115,356	  10,683,654
	Other facilities and
	 equipment	                 176,373	    31,632	 (101,188)	        --      106,817
	Office equipment	            81,390	    14,248	       --	         --	      95,638
	Leasehold improvements	       4,030	        --	   (4,030)	        --	          --

                      		 $ 9,173,368	$1,817,959	$(105,218)	$       --  $10,886,109


SCHEDULE X

              HIGH PLAINS CORPORATION

     SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Years Ended June 30, 1995, 1994 and 1993


Year ended June 30, 1995:
	Maintenance and repairs . . . . . . . . . . . . .		$ 1,004,573
	Amortization of intangible assets . . . . . . . .		     65,857
	Taxes, other than payroll and income taxes. . . .	     382,073

Year ended June 30, 1994:
	Maintenance and repairs . . . . . . . . . . . . .		$ 1,020,319
	Amortization of intangible assets . . . . . . . .		         --
	Taxes, other than payroll and income taxes. . . .	     207,789

Year ended June 30, 1993:
	Maintenance and repairs . . . . . . . . . . . . .		$   358,209
	Amortization of intangible assets . . . . . . . .		         --
	Taxes, other than payroll and income taxes. . . .	     139,160

    				Index to Exhibits

		 3-1		Articles of Incorporation of the Company dated February
        28, 1980. (incorporated by reference from Exhibit 3-1 to the
        Company's Registration Statement on Form S-1, dated February 9,
        1993).

		 3-2		Certificate of Amendment to Articles of Incorporation of
        the Company, dated May 5, 1980 (incorporated by reference from
        Exhibit 3-2 to the Company's Registration Statement on Form S-1,
        dated February 9, 1993).

		 3-3		Certificate of Amendment to Articles of Incorporation of
        the Company, dated August 4, 1983.  (incorporated by reference from Exhibit 3-3 to the Company's 1983 Annual Report on Form
        10-K).

		 3-4		Certificate of Amendment to Articles of Incorporation of
        the Company, dated December 16, 1986.  (incorporated by reference from Exhibit 3-4 to the Company's Registration Statement on
        Form S-1, dated April 18, 1988).

   3-5  Amended Bylaws of the Company, dated January 15, 1981.
        (incorporated by reference from Exhibit 3-5 to the Company's Registration Statement on Form S-1, dated April 18, 1988).

		 3-6		Amendment to Article III, Sections 1 and 2 of Bylaws of
        the Company. (incorporated by reference from Exhibit 3-6 to the
        Company's Registration Statement on Form S-1, dated April 18,
        1988).

		 3-7		Certificate of Amendment to Articles of Incorporation of
        the Company dated October 14, 1994, increasing the number of shares which the Company may issue to fourteen million shares of
        Common Stock and twenty-five thousand shares of Preferred Stock.

		 3-8		Certificate of Amendment to Articles of Incorporation of
        the Company dated November 22, 1994 increasing the number of shares which the Company may issue to fifty million shares of
        Common Stock and five million shares of Preferred Stock.

		 4-1		Form of Common Stock Certificate (incorporated by
        reference from Exhibit 4-1 to the Company's Registration
        Statement on Form S-1, dated April 18, 1988).

		10-1		Ethanol production credit agreement with the State of
        Nebraska Department of Revenue dated October 9, 1992
        (incorporated by reference from Exhibit 10-7 to the Company's annual filing on Form 10-K, dated June 30, 1994).

		10-2		High Plains Corporation 1990 Stock Option Plan
        (incorporated by reference from Exhibit 10-8 to the Company's Registration Statement on Form S-1, dated February 9, 1993).

		10-3		High Plains Corporation 1992 Stock Option Plan
        (incorporated by reference from Exhibit 10-14 to the Company's Registration Statement on Form S-1, dated February 9, 1993).

		10-4		Gas Sales Contract dated September 1, 1989, between the
        Company and Arkla General Supply Company, a division of Arkla
        Energy Marketing Company (the "Arkla Agreement") (incorporated by reference from Exhibit 10-15 to the Company's Registration
        Statement on Form S-1, dated February 9, 1993).

		10-5		Lease dated April 12, 1993 between High Plains
        Corporation and Garvey Center L.C. (incorporated by reference from Exhibit 10-8 to the Company's annual filing on Form 10-K, dated June 30, 1994).

		10-6		Gas Sales Contract dated May 13, 1994, between the
        Company and Peoples Natural Gas Company (incorporated by reference from Exhibit 10-10 to the Company's annual filing on Form 10-K, dated June 30, 1994).

		10-7		Letter Agreement dated August 15, 1994 between NorAm
        Energy Services, Inc. (formerly Arkla Energy Marketing Company), amending the Arkla Agreement (incorporated by reference from
        Exhibit 10-16 to the Company's Registration Statement on Form
        S-1, dated February 9, 1993).

		10-8		Letter of Agreement dated September 14, 1994, between
        Peoples Natural Gas, Division of Utili-Corp United, Inc. and the
        Company regarding transportation costs on natural gas usage
        (incorporated by reference from Exhibit 10-12 to the Company's annual filing on Form 10-K, dated June 30, 1994).

		10-9		Exchange and Release Agreements dated October 18, 1994,
        providing conversion rights for the 11 1/2% Cumulative Preferred
        Stock to Common Stock (incorporated by reference from Exhibit
        10-2 to the Company's quarterly filing on Form 10-Q, dated
        September 30, 1994).

		10-10	Promissory Note, converting construction loan to term
        loan dated October 31, 1994, between Bank One, Indianapolis,
        N.A., and the Company (incorporated by reference from Exhibit
        10-3 to the Company's quarterly filing on Form 10-Q dated
        September 30, 1994).

		10-11	Amendment to the Company's 1990 Stock Option Plan,
        dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised.

		10-12	Amendment to the Company's 1992 Stock Option Plan,
        dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised.

		10-13	Real Estate Installment Agreement dated January 19,
        1995, between David J. Vander Griend and the Company, regarding sale of certain real estate (incorporated by reference from Exhibit 10-5 to the Company's filing on Form 8-K dated January
        19, 1995).

		10-14	Asset Purchase Agreement dated January 19, 1995,
        between ICM, Inc. and the Company, regarding sale of various tangible and intangible property (incorporated by reference from Exhibit 10-6 to the Company's filing on Form 8-K dated January 19, 1995).

		10-15	Consulting and Services Agreement dated January, 19,
        1995, between ICM, Inc. and the Company, regarding minimum guaranteed services to be provided (incorporated by reference from Exhibit 10-7 to the Company's filing on Form 8-K dated
        January 19, 1995).

		10-16	Agreement between the Company and ICM for purchase of
        Wet Distiller's Grains with Solubles, Dried Distiller's Grains with Solubles, and Solubles, dated January 19, 1995
        (incorporated by reference from Exhibit 10-8 to the Company's filing on Form 8-K dated January 19, 1995).

		10-17		Employment Agreement dated April 1, 1995, between the
         Company and Stanley E. Larson, for the continuation of
         employment through July 1, 2000.

		10-18		Employment Agreement dated April 1, 1995, between the
         Company and Raymond G. Friend, for the continuation of
         employment through July 1, 2000.

		10-19		Agreement between Farmland Industries, Inc., and the
         Company, commencing July 1, 1995, for the exclusive supply of grain feedstock.

		11-1		Statement on Computation of Per Share Earnings
        (incorporated by reference from the Company's 1995 Annual Report to Stockholders for the fiscal year ended June 30, 1995 which is anticipated to be filed pursuant to Rule 14a-3(c) within 120 days after the end of the Company's fiscal year ended June 30,
        1995).

		18-1		Accountants Letter re: Change in Accounting Principals
        (incorporated by reference from Exhibit 18-1 to the Company's quarterly filing on Form 10-Q dated September 30, 1994).

		24-1		Consent of Allen, Gibbs, and Houlik, L.C., independent
        certified public accountants.

 	27-1		Financial Data Schedule.