Form 10-Q/A
period 1995-03-31
HIGH PLAINS CORP
filed 1995-10-31
CIK 317551

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




                          HIGH PLAINS CORPORATION
                  Consolidated Balance Sheets, Continued
                                (Unaudited)
                     March 31, 1995 and June 30, 1994

                                               March 31,      June 30,
Liabilities and Stockholders' Equity             1995           1994
                                              (Unaudited)       **
Current liabilities:
  Current maturities of long-term debt         3,571,429      2,083,333
  Short-term borrowings                        1,000,000            -0-
  Accounts payable                             4,057,483      3,858,686
  Accrued interest                               194,584         79,464
  Accrued payroll and taxes                      493,061        233,136
  Income taxes payable                           181,826            -0-
       Total current liabilities               9,498,383      6,254,619

Long-term debt, excluding current
  maturities                                  19,940,476     10,248,339

Stockholders' equity:
  Cumulative preferred stock                         -0-        150,000
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 15,327,762 shares
   and 11,031,988 shares at March 31, 1995, and
   June 30, 1994, respectively, of which
   289,440 shares and 217,080 shares were held
   as treasury stock at March 31, 1995, and
   June 30, 1994, respectively                 1,532,776      1,103,199
  Additional paid-in capital                  34,396,109     33,266,850
  Retained earnings (deficit)                  4,100,896     (1,863,147)
                                              40,029,781     32,656,902

  Less:
    Treasury stock - at cost                    (244,377)      (244,377)

       Total stockholders' equity             39,785,404     32,412,525

                                             $69,224,263    $48,915,483





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


                                               HIGH PLAINS CORPORATION AND SUBSIDIARY
                                                     Consolidated Statements of Stockholders' Equity
                                                                     (Unaudited)
                                                                Nine Months Ended March 31, 1995

               Preferred               Common
                Stock                   Stock
                                                                 Additional       Retained
                Number     Amount      Number        Amount       Paid -in        Earnings      Treasury        Total
               of Shares              of Shares                    Capital       (Deficit)        Stock


Balance,
     June 30, 1 25,000   $ 150,000   11,031,988   $1,103,199    $33,266,850    $ (1,863,147)   $(244,377)   $32,412,525

Net earnings for quarter                                                            729,019                     729,019


Balance,
     September  25,000   $ 150,000   11,031,988   $1,103,199    $33,266,850    $ (1,134,128)   $(244,377)   $33,141,544



Exchange of preferred stock
   for common s(25,000)   (150,000)      36,918        3,692        146,308

Exercise of options                      43,800        4,380         31,098                                      35,478

Four for three split                  3,704,283      370,428       (370,428)

Net earnings for quarter                                                          2,454,313                   2,454,313


Balance,
   December 31,  -0-         -0-     14,816,989   $1,481,699    $33,073,828    $  1,320,185    $(244,377)   $35,631,335



Exercise of options                     435,161       43,516      1,329,842                                   1,373,358

Adjustment on
   stock split                           75,612        7,561         (7,561)

Net earnings for quarter                                                          2,780,711                   2,780,711


Balance,
   March 31, 1995                    15,327,762   $1,532,776    $34,396,109    $  4,100,896    $(244,377)   $39,785,404

See accompanying notes to financial statements.


                          HIGH PLAINS CORPORATION
                   Consolidated Statements of Cash Flow
                                (Unaudited)
                 Nine Months Ended March 31, 1995 and 1994
                                                      1995          1994
Operating activities:
  Net income                                      $ 5,964,043 $ 1,487,803
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                  1,273,852    1,607,020
 Amortization of deferred compensation                   -0-      458,449
 Changes in operating assets and liabilities:
  Trade accounts receivable                       (4,737,430)  (1,095,721)
  Inventories                                     (2,106,578)    (625,051)
  Prepaid expenses                                    76,218     (428,420)
  Refundable income taxes                            107,825          -0-
  Accounts payable                                   198,797    2,872,048
  Accrued liabilities                                556,871       (5,825)


  Net cash provided by operating activities        1,333,598    4,270,303


Investing activities:
  Proceeds from sale of assets                       171,780          -0-
  Acquisition of property, plant and equipment   (14,719,972) (12,058,572)
  Increase in other non-current assets              (410,529)     (75,811)


  Net cash used in investing activities          (14,958,721) (12,134,383)


Financing activities:
  Advances from short-term borrowings              1,000,000          -0-
  Advances from construction financing            12,668,328    7,934,881
  Payments on long-term debt                      (1,488,095)         -0-
  Funds received by exercise of stock options      1,408,836          -0-



  Net cash provided by financing activities       13,589,069    7,934,881


  (Decrease) increase in cash and cash
    equivalents                                      (36,054)      70,801
Cash and cash equivalents at beginning of period     131,105      230,773


  Cash and cash equivalents at end of quarter     $   95,051  $   301,574

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

     On February 22, 1995, common stock issued to effect the split totalled 3,801,495, requiring an adjustment to outstanding shares of common stock of 75,612 shares. This adjustment is the result of options exercised prior to the stock split payment date, requiring additional shares to be issued than originally estimated to effect the split.

(3)  STOCK OPTIONS

     During the quarter ended March 31, 1995, options to purchase shares of common stock were exercised at option prices as set forth below:


               Number Shares            Option Price

                  118,800                $    .810
                   57,586                    1.466
                   28,793                    1.889
                   71,982                    3.342
                   54,000                    4.458
                   50,000                    5.382
                   54,000                    7.176
                  435,161


     As a result of the exercise of these stock options, the Company received funds totalling $1,408,836.

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