Form 10-Q
period 1995-09-30
HIGH PLAINS CORP
filed 1995-11-14
CIK 317551

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1995 or

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

                           YES             NO

                 Common Stock, Par Value $.10 per share,
             Outstanding at September 30, 1995 - 15,996,289

PART I                   FINANCIAL INFORMATION


Item 1.                   FINANCIAL STATEMENTS

Balance Sheets                                         3 - 4

Statements of Operations                                 5

Statements of Stockholders' Equity                       6

Statements of Cash Flows                                 7

Selected Notes to Financial Statements                 8 - 9


Item 2.          MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS              9 - 10


PART II                   OTHER INFORMATION


Item 1.  Legal Proceedings                              11

Item 5.  Other Information                              11

Item 6.  Exhibits and Reports on Form 8-K               11

                          HIGH PLAINS CORPORATION
                              Balance Sheets
                               (Unaudited)
                    September 30, 1995 and June 30, 1995

                                          September 30,      June 30,
Assets                                        1995             1995
                                           (Unaudited)          **
Current Assets:
  Cash                                     $   152,045    $   600,381
  Trade accounts receivable (less
    allowance of $100,000 and $110,000
    respectively)                            5,385,048      3,948,761
  Inventories                                3,717,188      2,645,277
  Current portion of long-term
    notes receivable                           104,992         96,691
  Prepaid expenses                             314,555        384,859
                                           -----------    -----------
         Total current assets                9,673,828      7,675,969
                                           -----------    -----------
  Property, plant and equipment, at cost:
    Land and land improvements                 142,283        142,283
    Ethanol plant                           73,733,991     72,387,277
    Other facilities and equipment             303,105        300,210
    Office equipment                           232,332        231,284
    Leasehold improvements                      48,002         48,002
                                           -----------    -----------
                                            74,459,713     73,109,056
    Less accumulated depreciation           15,498,882     14,806,417
                                           -----------    -----------
      Net property, plant and equipment     58,960,831     58,302,639
                                           -----------    -----------
Other assets:
  Property and equipment held for resale       798,763        798,763
  Deferred loan costs (less accumulated
  amortization of $98,786 and $65,857
  respectively)                                386,913        411,610
  Long-term notes receivable                   239,935        265,711
  Other                                         57,359         62,609
                                           -----------    -----------
        Total other assets                   1,482,970      1,538,693
                                           -----------    -----------
                                           $70,117,629    $67,517,301
                                           ===========    ===========

See accompanying notes to financial statements.

** From audited financial statements.

                           HIGH PLAINS CORPORATION
                          Balance Sheets Continued
                               (Unaudited)
                    September 30, 1995 and June 30, 1995

                                                September 30,      June 30,
Liabilities and Stockholders' Equity                1995             1995
                                                 (Unaudited)          **
Current liabilities:
  Current maturities of short-term debt          $ 1,211,052    $        -0-
  Current maturities of long-term debt             3,778 534       3,876,972
  Accounts payable                                 3,874,516       3,796,048
  Accrued interest                                   199,059         185,163
  Accrued payroll and property taxes                 578,478         356,108
                                                 -----------     -----------
       Total current liabilities                   9,641,639       8,214,291
                                                 -----------     -----------

Long-term debt, excluding current
  maturities                                      18,159,415      19,052,272
                                                 -----------     -----------
Stockholders' equity:
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 15,470,947
   shares and 15,996,299 shares at September 30,
   1995 and June 30, 1995, respectively, of
   which 289,770 shares were held as
   treasury stock                                  1,599,629       1,547,095
  Additional paid-in capital                      36,328,477      34,738,760
  Retained earnings                                4,632,846       4,209,260
                                                 -----------     -----------
                                                  42,560,952      40,495,115

  Less:
        Treasury stock - at cost                    (244,377)       (244,377)
                                                 -----------     -----------
       Total stockholders' equity                 42,316,575      40,250,738
                                                 -----------     -----------
                                                 $70,117,629     $67,517,301
                                                 ===========     ===========

See accompanying notes to financial statements.
** From audited financial statements.



                          HIGH PLAINS CORPORATION
                         Statements of Operations
                               (Unaudited)
               Three Months Ended September 30, 1995 and 1994

                                         Three Months    Three Months
                                            Ended            Ended
                                         September 30,   September 30,
                                             1995            1994
Net Sales                                $20,061,945     $ 8,070,925
Cost of sales                             18,715,073       7,059,988
                                         -----------     -----------
  Gross profit                             1,346,872       1,010,937

Selling, general and administrative
 expenses                                    306,791         341,995
                                         -----------     -----------
  Operating income                         1,040,081         668,942

Other income (deductions):
  Interest expense                          (623,638)            -0-
  Gain (loss) on sale of equipment               -0-          73,592
  Interest and other income                   15,645           1,363
                                         -----------     -----------
                                            (607,993)         74,955
                                         -----------     -----------
  Net earnings before income
   taxes                                     432,088         743,897

Income taxes                                   8,502          14,878
                                         -----------     -----------
  Net earnings                           $   423,586     $   729,019
                                         ===========     ===========
Earnings per common and common
 equivalent share:
    Net Earnings (loss)                  $       .03     $       .05*
                                         ===========     ===========



See accompanying notes to financial statements.
* Restated for comparative purposes.


                          HIGH PLAINS CORPORATION
                    Statements of Stockholders' Equity
                               (Unaudited)
                  Three Months Ended September 30, 1995

                       Common
                        Stock
------------------------------------------------------------------------------------------------------
                     Additional
                       Number        Amount        Paid-in       Retained      Treasury        Total
                      of Shares                    Capital       Earnings        Stock
------------------------------------------------------------------------------------------------------
Balance,
 June 30, 1995       15,470,947   $ 1,547,095   $ 34,738,760   $ 4,209,260   $ (244,377)   $40,250,738

Exercise of
 Options                525,342        52,534      1,589,717                                 1,642,251

Net Income for
 the Quarter                                                       423,586                     423,586
------------------------------------------------------------------------------------------------------
Balance,
 September 30, 1995  15,996,289   $ 1,599,629   $ 36,328,477   $ 4,632,846   $ (244,377)   $42,316,575
======================================================================================================


See accompanying notes to financial statements.


                          HIGH PLAINS CORPORATION
                          Statements of Cash Flows
                               (Unaudited)
              Three Months Ended September 30, 1995 and 1994
                                                          1995        1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $  423,586   $  729,019
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and Amortization                       692,465      330,528
Changes in operating assets and liabilities:
  Trade accounts receivable                           (1,436,287)    (746,544)
  Inventories                                         (1,071,911)     176,401
  Prepaid expenses                                        70,304      273,391
  Accounts payable                                        78,468     (332,242)
  Accrued interest                                        13,896       64,693
  Accrued payroll, taxes, and other                      222,370      (38,508)
  Current Maturities of long-term debt                   (98,438)         -0-
-----------------------------------------------------------------------------
  Net cash provided by operating activities           (1,105,547)     456,738
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment        (1,350,657)  (6,050,484)
  (Increase) Decrease in other non-current assets         29,947      (12,674)
-----------------------------------------------------------------------------
  Net cash used in investing activities               (1,320,710)  (6,063,158)
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term debt                        1,211,052          -0-
  Proceeds from long-term debt                               -0-    5,825,068
  Payment on long-term debt                             (892,857)         -0-
  Proceeds from exercise of options                    1,642,251          -0-
  Payments on notes receivable                            17,475          -0-
-----------------------------------------------------------------------------
  Net cash provided by financing activities            1,977,921    5,825,068
-----------------------------------------------------------------------------
  Increase (decrease) in cash and
    cash equivalents                                    (448,336)     218,648
Beginning of quarter                                     600,381      131,105
-----------------------------------------------------------------------------
  End of quarter                                      $  152,045   $  349,753
=============================================================================

See accompanying notes to financial statements.


                          HIGH PLAINS CORPORATION
                   Selected Notes to Financial Statements

(1)  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments, necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the entire year.

CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended September 30, 1995.

(2)  FINANCIAL ARRANGEMENTS

On July 14, 1995, the Company entered into a third amendment to the Credit Agreement with Bank One, Indianapolis, N.A. which amended the December 30, 1993, agreement and restated certain provisions allowing for a revolving loan to fund working capital requirements and the issuance of standby letters of credit as needed by the Company in its normal course of business.

Advances in amounts not to exceed in the aggregate three million dollars or twenty-five million dollars minus the outstanding principal balance of the term loan, may be requested by the Company. The revolving loan interest rate is 1.5% over Bank One prime rate. The revolving loan matures on June 30, 1996, however, Bank One, may at its discretion extend the maturity date from time to time.

During the three months ended September 30, 1995, the Company made advances totaling $1,211,052 on its revolving loan. The interest rate at September 30, 1995, was 9.7%. In addition, on July 17, 1995, Bank One issued on behalf of the Company a $1,000,000 standby letter of credit for the benefit of Farmland, Industries, Inc., pursuant to the Company's exclusive grain supply agreement.

(3)  Stock Options

On July 7, 1995, 72,000 options were exercised at $8.344 per share and were not subject to reload provisions. In August of 1995 the following options were exercised and granted corresponding reloads.


       Date            Exercised             Reload Options
     -------      -------------------      ------------------
     8/14/95      14,400      $ .6076      14,400      $6.125
     8/14/95      28,800       1.8889      28,800       6.125
     8/14/95      28,800       1.4653      28,800       6.125
     8/30/95      50,000       3.3438      50,000        5.50



                MANAGEMENTS DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

THREE MONTHS ENDED SEPTEMBER 30, 1995 and 1994

Net Sales and Operating Expenses and Results of Operations.

Net sales for the three months ended September 30, 1995 were higher than net sales for the same period ended September 30, 1994. During the three months ended September 30, 1995, 12,309,160 gallons of ethanol were sold at an average price of $1.13 per gallon, compared to 4,572,748 gallons sold during the same period ended September 30, 1994, at an average price of $1.29 per gallon. Lower ethanol prices are a result of a slower than normal seasonal upward movement in prices, which generally occurs in August and September, that did not begin to affect pricing until October.

Cost of sales as a percentage of net sales was 93.3% and 87.5% for the three month periods ended September 30, 1995 and 1994, respectively. The increase in cost of sales as a percentage of sales was due primarily to an increase in grain feedstock costs. For the three months ended September 30, 1995 average grain costs increased 11.2% to $2.69 per bushel compared to $2.42 per bushel for the same period ended September 30, 1994.

Selling, general and administrative expenses decreased 10.3% for the three months ended September 30, 1995, compared to the same period ended September 30, 1994. The decrease results from the reduction in selling expenses related to the elimination of the Company's in-house marketing of its by-products.

Net Earnings declined 41.9% for the three months ended September 30, 1995 over the same period in 1994. The decrease in net earnings results primarily from lower ethanol prices and higher grain feedstock prices.

Liquidity and Capital Resources

The Company's primary source of funds during the first fiscal quarter of 1996 were from the exercise of options by officers and a former employee, with proceeds totalling $1,642,251 and from advances on short-term borrowing totalling $1,211,052. At September 30, 1995, the Company had a working capital
surplus of $32,189.   The increase in working capital resulted from the net
effect of the proceeds from the exercise of options, an increase in trade accounts receivable and inventories offset by an increase in short-term borrowings.

Capital expenditures in the first three months of fiscal 1996 amounted to $1,350,657 compared to $6,050,484, for the same period in fiscal 1995. These expenditures were primarily for improvements and modifications at the York, Nebraska facility.

In the opinion of management, funds expected to be generated from future operations, the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may however, issue debt and equity securities as additional sources of financing as needed.

Seasonality

Ethanol prices on products sold into oxygen markets, mandated under the Federal Oxygen Program did not begin their seasonal increase until early October. This was due to increased competition and larger inventories carried through the summer months.

Beginning in March, 1996, the Company anticipates demand for ETBE, a low vapor pressure oxygenate, to increase in response to Federal and State air quality programs requiring gasoline fuels to have a low vapor pressure. Consequently, it is anticipated that ethanol, a major component of ETBE will experience a similar increase in demand. This increase in demand, especially through the summer months should reduce the high inventory levels experienced in previous summers.

                                 PART II
                            OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended September 30, 1995 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.  OTHER INFORMATION

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1   Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, no reports of the Company on Form 8-K have been filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PLAINS CORPORATION



Date   November 13, 1995             Raymond G. Friend
                                     Executive Vice President
                                     Chief Financial Officer