Form 10-Q
period 1995-12-31
HIGH PLAINS CORP
filed 1996-02-14
CIK 317551

FORM 10-Q

		 SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C.  20549

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended December 31, 1995 or

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

	YES             NO

	Common Stock, Par Value $.10 per share,
	Outstanding at December 31, 1995 - 15,780,519

PART I  FINANCIAL INFORMATION


Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                     3-4

Consolidated Statements of Operations                            5

Consolidated Statements of Stockholders' Equity                  6

Consolidated Statements of Cash Flows                            7

Selected Notes to Consolidated Financial Statements              8


Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS
       	OF FINANCIAL CONDITION AND RESULTS
	       OF OPERATIONS                                           9-12



PART II   OTHER INFORMATION



Item 1. Legal Proceedings                                       13

Item 4. Submission of Matters to a Vote of Security Holders     13



                          			    HIGH PLAINS CORPORATION
                                 				Balance Sheets
                                 				 (Unaudited)
                 		      December 31, 1995 and June 30, 1995

                                          						 December 31,     June 30,
Assets                                               1995           1995
			                                           			 (Unaudited)         **
Current Assets:
  Cash
						                                           $ 1,478,020     $   600,381
  Trade accounts receivable (less
    allowance of $100,000 and $110,000
    respectively)                                  5,941,363       3,948,761
  Inventories                                      3,240,345       2,645,277
  Current portion of long-term
    notes receivable                                 101,502          96,691
  Prepaid expenses                                   406,070         384,859
	 Total current assets                            11,167,300       7,675,969


Property, plant and equipment, at cost:
   Land and land improvements                        142,283         142,283
   Ethanol plant                                  74,968,469      72,387,277
   Other facilities and equipment                    312,846         300,210
   Office equipment                                  232,333         231,284
   Leasehold improvements                             48,002          48,002
						  75,703,933      73,109,056
   Less accumulated depreciation                  16,197,536      14,806,417
     Net property, plant and equipment            59,506,397      58,302,639

Other assets:
  Property and equipment held for resale             792,263         798,763
  Deferred loan costs (less accumulated
    amortization of $115,251 and $65,857
    respectively)                                    362,216         411,610
  Long-term notes receivable                         213,680         265,711
  Other                                               57,360          62,609
	Total other assets                                1,425,519       1,538,693

                                          						 $72,099,216     $67,517,301



See accompanying notes to financial statements.

** From audited financial statements.

			                           HIGH PLAINS CORPORATION
                       			   Balance Sheets, Continued
                              				 (Unaudited)
                		      December 31, 1995 and June 30, 1995

						                                          December 31,      June 30,
Liabilities and Stockholders' Equity                1995            1995
                                          						(Unaudited)          **
Current liabilities:
  Current maturities of short-term debt         $ 1,261,052     $       -0-
  Current maturities of long-term debt            3,572,444       3,876,972
  Accounts payable                                5,231,236       3,796,048
  Accrued interest                                  185,191         185,163
  Accrued payroll and property taxes                612,902         356,108
	 Total current liabilities                      10,862,825       8,214,291


Long-term debt, excluding current
  maturities                                     17,266,807      19,052,272

Stockholders' equity:
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 16,140,289 shares
   and 15,470,947 shares at December 31, 1995,
   and June 30, 1995, respectively, of which
   359,770 and 289,770 shares were held as
   treasury stock at December 31, 1995 and
   June 30, 1995, respectively                    1,614,029       1,547,095
  Additional paid-in capital                     36,486,564      34,738,760
  Retained earnings                               6,489,618       4,209,260
                                          						 44,590,211      40,495,115

  Less:
    Treasury stock - at cost                       (620,627)       (244,377)

       Total stockholders' equity                43,969,584      40,250,738

                                          						$72,099,216     $67,517,301



See accompanying notes to financial statements.


** From audited financial statements.
</TABLE)

                       			    HIGH PLAINS CORPORATION
                      			    Statements of Operations
                             				  (Unaudited)
               		  Three Months Ended December 31, 1995 and 1994
               		 and Six Months Ended December 31, 1995 and 1994

                        				  Three Months Ended        Six Months Ended
                          				    December 31,              December 31,
                         				1995            1994      1995            1994
Net sales and revenues    $23,594,686   $9,028,515   $43,656,631   $17,099,441
Cost of sales              20,776,632    6,195,835    39,491,705    13,208,945
     Gross profit           2,818,054    2,832,680     4,164,926     3,890,496
Selling, general and
 administrative expenses      408,490      338,908       715,281       727,783
     Operating income       2,409,564    2,493,772     3,449,645     3,162,713

Other income (deductions):
  Interest expense           (540,593)         -0-    (1,164,231)          -0-
  Gain on sale of
   equipment                      -0-          -0-           -0-        73,592
  Interest and other
   income                      25,558       18,908        41,204        20,273
                    		       (515,035)      18,908    (1,123,027)       93,865
     Net earnings before
      income taxes          1,894,529    2,512,680     2,326,618     3,256,578

Income tax expense             37,757       58,367        46,260        73,246

     Net earnings         $ 1,856,772   $2,454,313   $ 2,280,358   $ 3,183,332

Earnings per common
 and dilutive common
  equivalent share        $       .12   $      .16   $       .15   $       .21

Weighted average
 shares outstanding        16,022,106   15,884,127    15,715,761    15,489,338







See accompanying notes to financial statements.

                      			   HIGH PLAINS CORPORATION
              		     Statements of Stockholders' Equity
                            				(Unaudited)
             		      Six Months Ended December 31, 1995




              Common
	    		        Stock
							                           Additional
              Number    Amount     Paid-in     Retained  Treasury    Total
     			     of Shares             Capital     Earnings   Stock


Balance,
 June 30,
 1995      15,470,947 $1,547,095 $34,738,760 $4,209,260 $(244,377) $40,250,738

Exercise of
 options      525,342     52,534   1,589,717                         1,642,251

Net earnings
 for the
 quarter                                        423,586                423,586


Balance,
 September 30,
 1995      15,996,289 $1,599,629 $36,328,477 $4,632,846 $(244,377) $42,316,575


Exercise of
 options      144,000     14,400     158,087                           172,487

Common stock
 surrender                                               (376,250)    (376,250)

Net earnings
 for the
 quarter                                      1,856,772              1,856,772


Balance,
 December 31,
 1995      16,140,289 $1,614,029 $36,486,564 $6,489,618 $(620,627) $43,969,584


See accompanying notes to financial statements.

	                     		     HIGH PLAINS CORPORATION
                     			     Statements of Cash Flows
                              				 (Unaudited)
                 		 Six Months Ended December 31, 1995 and 1994
                                          						      1995            1994
Cash flows from operating activities:
  Net earnings                                    $ 2,280,358     $ 3,183,332
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                  1,440,513         657,156
     Provision for bad debt                           (10,000)              0
     (Gain) on sale of equipment                            0         (73,592)
     Payments received on notes receivables            47,220               0
  Changes in operating assets and liabilities:
     Trade accounts receivable                     (1,982,602)     (3,692,432)
     Short-term investments                                 0        (240,434)
      Inventories                                    (595,068)       (532,343)
     Refundable income taxes                                0         107,825
     Prepaid expenses                                 (21,211)        174,507
     Accounts payable                               1,435,188       1,405,340
     Accrued liabilities                             (119,428)        200,160


    Net cash provided by operating activities       2,474,970       1,189,519


Cash flows from investing activities:
  Proceeds from sale of equipment                      56,500         144,685
  Acquisition of property, plant and equipment     (2,644,877)    (12,988,057)
  (Increase) decrease in other non-current
   assets                                               5,249        (227,312)


    Net cash used in investing activities          (2,583,128)    (13,070,684)


Cash flows from financing activities:
  Proceeds from short-term debt                     2,261,052               0
  Payments on short-term debt                      (1,000,000)              0
  Proceeds from long-term debt                              0      12,668,328
  Payments on long-term debt                       (2,089,993)       (595,238)
  Proceeds from exercise of stock options           1,814,738          35,478


    Net cash provided by financing activities         985,797      12,108,568


    Increase in cash and cash equivalents             877,639         227,403
    Cash and cash equivalents:
	Beginning of period                                  600,381         131,105
	End of period                                    $ 1,478,020     $   358,508

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the operating results for the entire year.

CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended December 31, 1995 and 1994.


(2)     STOCK OPTIONS

On October 11, 1995, 86,400 options were exercised at $.6076 per share, with corresponding reloads granted for 86,400 options at $5.625 per share. Additionally, on October 19, 1995, 57,600 options were exercised at $2.083 per share and were not subject to reload provisions.


(3)     STOCK SURRENDER

On December 1, 1995, 70,000 shares of Common Stock were surrendered to the Company at the then fair market value of $5.375 per share, by several employees. These shares were accepted in lieu of cash, in satisfaction of certain employee withholding tax obligations the Company was required to collect as a result of compensation arising from the exercise of stock options in calendar 1995.

              		     MANAGEMENTS DISCUSSION AND ANALYSIS OF
             		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.

Six Months Ended December 31, 1995 and 1994

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 1995, were higher than net sales for the same period ended December 31, 1994. During the six months ended December 31, 1995, 26,754,314 gallons of ethanol were sold at an average price of $1.18 per gallon compared to 9,415,324 gallons sold at an average price of $1.34, for the same period ending December 31, 1994. Gallons sold increased 184% due to the increase in production resulting from the York plant operating at near capacity for the entire period ending December 31, 1995 compared to production of 1,813,339 gallons from trial production runs during the final construction phase in late November and December of 1994.

Cost of sales as a percentage of net sales was 90.5% and 77.2% for the six month periods ended December 31, 1995, and 1994, respectively.
The increase in the cost of sales as a percentage of net sales was primarily due to the increase in average grain prices and the decline in the average sale price for ethanol. Average cost of grain increased to $2.73 per bushel for the six months ended December 31, 1995, up from $2.24 per bushel for the same period in 1994.

Selling, general and administrative expenses decreased 1.7% for the six months ended December 31, 1995, compared to the same period ended December 31, 1994. This decrease is the result of the elimination of selling expenses related to the Company's in-house marketing of its by-products in fiscal 1994.


Net Earnings.

Net earnings decreased 28% for the six months ended December 31, 1995, compared to the same period in 1994. Net earnings decreased from 18.6% to 5.2% of net sales and revenues, due to the increase in cost of sales, combined with a decrease in revenues in the 1995 period compared to the same period in 1994. Earnings per share at December 31, 1995, were 28.5% lower than earnings per share for the same period in 1994 due to the decline in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended December 31, 1995 and 1994

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended December 31, 1995, decreased slightly compared to the same period in 1994. During the quarter ended December 31, 1995, 17,520,259 gallons of ethanol were sold at average price of $1.21 per gallon compared to 4,842,576 gallons sold during the same period in 1994 at an average price of $1.38 per gallon. Gallons sold increased 262% due to the increase in production from the York plant operating at near capacity for the three months ended December 31, 1995 compared to production of 1,813,339 gallons from trial production runs during the final construction phase in late November and December of 1994.

Cost of sales as a percentage of net sales and revenues was 88.1% and 68.6% for the three month periods ended December 31, 1995 and 1994, respectively. The increase in cost of sales as a percentage of sales is primarily due to an increase in the cost of grain and the decline in the average sale price for ethanol. The average cost of grain increased 34.1% to $2.79 per bushel for the three months ended December 31, 1995, up from $2.08 per bushel for the same period ended December 31, 1994.

Selling, general and administrative expenses increased 20.5% for the three months ended December 31, 1995, compared to the period ended December 31, 1994. The increase was primarily the net effect of a decrease in selling expenses related to the elimination of the Company's in-house marketing of its DDG's and solubles in fiscal 1994 and increases in administrative overhead related to the York plant operations.

Net Earnings.

Net earnings declined 24.3% for the three months ended December 31, 1995 from the prior period in 1994. Net earnings decreased from 27.2% to 7.9% of net sales, due to the decline in gross profit in the 1995 period compared to the 1994 level. Earnings per share for the three months ended December 31, 1995 decreased 25% compared to earnings per share for the three months ending December 31, 1994, as a result of the decrease in net earnings.

Liquidity and Capital Resources

The Company's primary sources of funds during the last fiscal quarter were advances totaling $2,261,052 on it's revolving loan with Bank One, Indianapolis, N.A. and cash flow from operations. At December 31, 1995, the Company had a working capital of $304,475 compared to a working capital deficit of $(538,322) at June 30, 1995. The increase in the working capital was primarily as a result of an increase in trade accounts receivables.

Cash flow from operating activities amounted to $2,474,970 in the first six months of fiscal 1995 compared to $1,189,519 for the same period in fiscal 1994. The increase in cash flow was a result of the increase in trade accounts receivables.

Capital expenditures in the first six months of fiscal 1995 amounted to $2,644,877 compared with $12,988,057 for the same period in fiscal 1994. These expenditures were made for minor modifications and completion of the facility in York, Nebraska. This facility was virtually complete and operational at December 31, 1994.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.


Seasonality

Ethanol prices on products sold into oxygen markets, mandated under the Federal Oxygen Program did not begin their seasonal increase until early October due to increased competition and larger inventories carried through the summer months. However, upward price movements leveled off below price levels experienced for the same period in fiscal 1994 due to these same factors.

Beginning in March, 1996, the Company anticipates demand for ETBE, a low vapor pressure oxygenate, to increase in response to Federal and State air quality program requiring gasoline fuels to have a low vapor pressure. Consequently, it is anticipated that ethanol, a major component of ETBE will experience a similar increase in demand.

Additionally, the Company believes that the upcoming summer months will experience stronger ethanol prices compared to previous summers due to indications from competitors of plans for reduced ethanol production and from the anticipated stronger ethanol demand discussed above.

Future Operating Results

The Company has continued to forward contract for its anticipated feedstock requirements to minimize the effect of rising grain prices. At this time, the Company has forward contracted for approximately 80% of its expected grain requirements through May, 1997, at price levels which should allow the Company to operate profitably. The Company's DDG prices historically have moved in the same direction as grain prices, and accordingly are now providing the Company with additiional revenue. Higher DDG prices have made it possible for the Company to cover approximately 40% of the grain cost increases.

As grain prices continue to rise, the Company is evaluating on an ongoing basis, profit margins at 100% of plant production capacities versus reduced production levels which would not exceed the forward contracted grain supplies. Due to uncertainties in the price movement of grain feedstock and ethanol, future trends for revenues and profitability are difficult to predict. Should the Company determine that gross profitability would be positively impacted by avoiding cash grains prices on the remaining grain requirements not covered under forward contracts, the Company may option to temporarily produce below plant capacities.

                              				  PART II
                       			    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 1995 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 17, 1995. The meeting involved the election of two directors, Daniel O. Skolness, and H.T. Ritchie.

	Voting results:
                                                        								      BROKER
              		    FOR           AGAINST         ABSTENTIONS        NONVOTES
D.O. Skolness    11,489,770       126,424             -0-               -0-
H.T. Ritchie     11,488,378       127,816             -0-               -0-

The following details the issues which were presented to stockholders for vote and the results of that vote at the aforementioned annual meeting:

(1) Approve the adoption of an Employee Stock Purchase Plan for key managment employees.

(2) Ratify the appointment of Allen, Gibbs & Houlik, LC as the Company's independent public accountants.

                                                        								      BROKER
  RESULTS           FOR          AGAINST         ABSTENTIONS         NONVOTES
    (1)         10,553,655       931,689           130,850           2,497,292

    (2)         11,485,928        72,732            57,534           2,497,382

Item 5.  OTHER INFORMATION

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    	a)  Exhibit 27-1  Financial Data Schedule

	    b)  Reports on Form 8-K.  During the quarter for which this
	        report is filed, the Company filed a Form 8-K on November 10, 1995.

                              				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PLAINS CORPORATION



Date February 9, 1996                              /s/Raymond G. Friend
	                                          					      Executive Vice President
                                          						      Chief Financial Officer