Form 10-Q
HIGH PLAINS CORP
filed 1996-05-20
CIK 317551

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1996 or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           YES             NO

                Common Stock, Par Value $.10 per share,
             Outstanding at March 31, 1996  - 15,783,736

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

Balance Sheets                                                3 - 4

Statements of Operations                                        5

Statements of Stockholders' Equity                              6

Statements of Cash Flows                                        7

Selected Notes to Financial Statements                          8


Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                        9 - 11


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                     12

Item 5.  Other Information                                   12 - 13

Item 6.  Exhibits and Reports on Form 8-K                      13

                        HIGH PLAINS CORPORATION
                             Balance Sheets
                               (Unaudited)
                   March 31, 1996 and June 30, 1995

                                            March 31,    June 30,
Assets                                        1996         1995
 (Unaudited)     **                       -----------  -----------
Current Assets:
  Cash                                    $   222,027  $   600,381
  Trade accounts receivable (less
    allowance of $100,000 and $110,000
    respectively)                           6,346,970    3,948,761
  Inventories                               3,175,588    2,645,277
  Current portion of long-term
    notes receivable                          103,996       96,691
  Prepaid expenses                            397,451      384,859
                                          -----------  -----------
      Total current assets                 10,246,032    7,675,969
                                          -----------  -----------

  Property, plant and equipment, at cost:
    Land and land improvements                147,086      142,283
    Ethanol plants                         76,120,642   72,387,277
    Other facilities and equipment            353,267      300,210
    Office equipment                          234,922      231,284
    Leasehold improvements                     48,002       48,002
                                          -----------  -----------
                                           76,903,919   73,109,056
    Less accumulated depreciation          16,999,288   14,806,417
                                          -----------  -----------
       Net property, plant and equipment   59,904,631   58,302,639
                                          -----------  -----------

Other assets:
  Property and equipment held for resale      620,993      798,763

  Deferred loan costs (less accumulated
    amortization of $139,947 and $65,857
    respectively)                             337,520      411,610
  Long-term notes receivable                  186,775      265,711
  Other                                        57,360       62,609
                                          -----------  -----------
         Total other assets                 1,202,648    1,538,693
                                          -----------  -----------
                                          $71,353,311  $67,517,301
                                          ===========  ===========

**From audited financial statements.

See accompanying notes to financial statements.

                         HIGH PLAINS CORPORATION
                        Balance Sheets, Continued
                               (Unaudited)
                    March 31, 1996 and June 30, 1995

                                                   March 31,    June 30,
Liabilities and Stockholders' Equity                 1996         1995
 (Unaudited)    **                               -----------  -----------
Current liabilities:
  Current maturities of short-term debt          $ 2,000,000  $       -0-
  Current maturities of long-term debt             3,571,898    3,876,972
  Accounts payable                                 3,680,128    3,796,048
  Accrued interest                                   185,836      185,163
  Accrued payroll and property taxes                 611,254      356,108
                                                 -----------  -----------
       Total current liabilities                  10,049,116    8,214,291
                                                 -----------  -----------
Long-term debt, excluding current
  maturities                                      16,373,700   19,052,272

Other long-term liabilities:                         147,758          -0-

Stockholders' equity:
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 16,175,289 shares
   and 15,470,947 shares at March 31, 1996, and
   June 30, 1995, respectively, of which
   391,553  and 289,770 shares were held
   as treasury stock at March 31, 1996, and
   June 30, 1995, respectively                     1,617,529    1,547,095
  Additional paid-in capital                      36,600,097   34,738,760
  Retained earnings                                7,439,977    4,209,260
                                                 -----------  -----------
                                                  45,657,603   40,495,115

  Less:
    Deferred compensation                           (137,206)         -0-
    Treasury stock - at cost                        (737,660)    (244,377)
                                                 -----------  -----------
       Total stockholders' equity                 44,782,737   40,250,738
                                                 -----------  -----------
                                                 $71,353,311  $67,517,301
                                                 ===========  ===========

** From audited financial statements.

See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                          Statements of Operations
                               (Unaudited)
               Three Months Ended March 31, 1996 and 1995
             and Nine Months Ended March 31, 1996 and 1995
                               Three Months Ended        Nine Months Ended
                                    March 31,                March 31,
                                1996        1995         1996        1995
                            -----------  ----------  -----------  ----------
Net Sales                   $22,398,551  17,710,570  $66,055,183  34,810,011
Cost of sales                20,787,081  13,941,450   60,278,787  27,219,878
                            -----------  ----------  -----------  ----------
 Gross profit (loss)          1,611,470   3,769,120    5,776,396   7,590,133
                            -----------  ----------  -----------  ----------
Selling, general and
 administrative expenses        407,641     418,455    1,122,922   1,076,755
                            -----------  ----------  -----------  ----------
Operating income              1,203,829   3,350,665    4,653,474   6,513,378
                            -----------  ----------  -----------  ----------
Other income (deductions):
  Interest income-and other      13,898      14,789       41,570      33,765
  Interest expense             (549,267)   (592,847)  (1,713,498)   (592,927)
  Gain on sale of
   equipment and property       250,000      18,900      250,150      92,492
  Other miscellaneous
   income                        32,500     221,746       45,882     223,122
                            -----------  ----------  -----------  ----------
                               (252,869)   (337,412)  (1,375,896)   (243,548)
                            -----------  ----------  -----------  ----------
 Net earnings
      before income taxes       950,960   3,013,253    3,277,578   6,269,830

Income tax expense                  601     232,542       46,861     305,787
                            -----------  ----------  -----------  ----------
     Net earnings           $   950,359   2,780,711  $ 3,230,717   5,964,043
                            ===========  ==========  ===========  ==========
Earnings per common and
 dilutive common equivalent
  share                     $       .06         .18  $       .21         .38
                            ===========  ==========  ===========  ==========
Weighted average
 shares outstanding          15,816,709  15,869,137   15,683,221  15,763,167

See accompanying notes to financial statements.

                            HIGH PLAINS CORPORATION
                       Statements of Stockholders' Equity
                                (Unaudited)
                      Nine Months Ended March 31, 1996

Common Stock
                                              Additional
                       Number      Amount       Paid-in      Retained      Deferred    Treasury       Total
                     of Shares                  Capital      Earnings    Compensation   Stock
                     ----------  -----------  ------------  -----------  -----------  ---------   -----------
Balance,
 June 30, 1995       15,470,947  $ 1,547,095  $ 34,738,760  $ 4,209,260               $(244,377)  $40,250,738

Exercise of
 options                525,342       52,534     1,589,717                                          1,642,251

Net earnings for
 the quarter                                                    423,586                               423,586
                     ----------  -----------  ------------  -----------  -----------  ---------   -----------
Balance,
 September 30, 1995  15,996,289  $ 1,599,629  $ 36,328,477  $ 4,632,846               $(244,377)  $42,316,575
                     ==========  ===========  ============  ===========  ===========  =========   ===========
Exercise of
 options                144,000       14,400       158,087                                            172,487

Common stock
 surrender                                                                             (376,250)     (376,250)

Net earnings for
 the quarter                                                  1,856,772                             1,856,772
                     ----------  -----------  ------------  -----------  -----------  ---------   -----------
Balance,
 December 31, 1995   16,140,289  $ 1,614,029  $ 36,486,564  $ 6,489,618               $(620,627)  $43,969,584
                     ==========  ===========  ============  ===========  ===========  =========   ===========
Exercise of
 options                 35,000        3,500       113,533                                            117,033

Employee stock
  purchase plan
  initation                                                                (139,572)                 (139,572)

Common stock
 surrender                                                                             (117,033)     (117,033)

Amortization of
 deferred
 compensation                                                                  2,366                    2,366

Net earnings for
 the quarter                                                    950,359                               950,359
                     ----------  -----------  ------------  -----------  -----------  ---------   -----------
Balance,
 March 31, 1996      16,175,289  $ 1,617,529  $ 36,600,097  $ 7,439,977  $  (137,206) $(737,660)  $44,782,737
                     ==========  ===========  ============  ===========  ===========  =========   ===========

See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                          Statements of Cash Flows
                                (Unaudited)
                Nine Months Ended March 31, 1996 and 1995
                                                     1996          1995
                                                  ----------   -----------
Cash flows from operating activities:
  Net earnings                                   $ 3,230,717   $ 5,964,043
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                 2,255,592     1,273,852
     Provision for bad debt                          (10,000)          -0-
     (Gain) on sale of equipment                    (250,150)
     Payments received on notes receivables           71,631
  Changes in operating assets and liabilities:
     Trade accounts receivable                    (2,398,209)   (4,737,430)
     Inventories                                    (530,311)   (2,106,578)
     Refundable income taxes                             -0-       107,825
     Prepaid expenses                                (12,592)       76,218
     Accounts payable                               (115,920)      198,797
     Accrued liabilities                             255,819       556,871
                                                  ----------   -----------
  Net cash provided by operating activities        2,496,577     1,333,598
                                                  ----------   -----------
Cash flows from investing activities:
  Proceeds from sale of equipment                     71,098       171,780
  Acquisition of property, plant and equipment    (3,788,191)  (14,719,972)
  (Increase) decrease in other non-current
   assets                                              5,249      (410,529)
                                                  ----------   -----------
  Net cash used in investing activities           (3,711,844)  (14,958,721)
                                                  ----------   -----------
Cash flows from financing activities:
  Proceeds from short-term debt                    3,000,000     1,000,000
  Payments on short-term debt                     (1,000,000)   12,668,328
  Payments on long-term debt                      (2,983,646)   (1,488,095)
  Proceeds from exercise of stock options          1,814,738     1,408,836
  Proceeds from employee stock purchase plan           5,821           -0-
                                                  ----------   -----------
  Net cash provided by financing activities          836,913    13,589,069
                                                  ----------   -----------
  Increase (decrease) in cash and
    cash equivalents                                (378,354)      (36,054)
  Cash and cash equivalents:
      Beginning of period                            600,381       131,105
      End of period                               $  222,027   $    95,051
                                                  ==========   ===========

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the entire year.

CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended March 31, 1996, and $496,971 or $.03 per share for the nine months ended March 31, 1996.

(2)  STOCK OPTIONS

During the quarter ended March 31, 1996, 35,000 options to purchase shares of common stock were exercised at $3.3438 per share, with corresponding reloads granted for 35,000 options at $4.375 per share.

In lieu of a cash payment for the options acted above, the Company accepted 31,738 shares of common stock which were surrendered at a then fair market value of $3.6875 per share.

Item 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended March 31, 1996 and 1995

Net Sales and Operating Expenses.

Net sales for the nine months ended March 31, 1996, were 89.8% higher than net sales for the same period in 1995 due to an increase of 101.4% in ethanol production. During the nine months ended March 31, 1996, 38,978,478 gallons of ethanol were sold at an average price of $1.19 per gallon compared to 19,583,060 gallons from production sold during the nine months ended March 31, 1995, at an average price of $1.36 per gallon. Additionally, distillers grains sales during the nine months ended March 31, 1996, increased 77.2% compared to the same period in 1995. Sales of ethanol and distillers grains were significantly higher for the nine months ended March 31, 1996, compared to the same period in 1995 due to the production contribution of the York, Nebraska plant which began operations in November, 1994.

Cost of sales as a percentage of net sales was 91.3% and 78.2% for the nine month periods ended March 31, 1996, and 1995, respectively. The increase in cost of sales as a percent of sales was due primarily to higher grain costs. The Company's average cost of grain increased to $3.15 per bushel for the nine months ended March 31, 1996, up from $2.21 per bushel for the same period in 1995, due to higher cash grain prices.

Selling, general and administrative expenses for the nine months ended March 31, 1996, increased slightly compared to the same period ended March 31, 1995. This increase is a result of an increase in administrative costs related to operations at the new production facility at York, Nebraska.

Net Earnings.

Net earnings decreased 45.8% for the nine months ended March 31, 1996, from the same period in 1995. Net earnings decreased from 17.1% to 4.9% of net sales due to the decrease in gross profit in the 1996 period compared to the same period in 1995. Earnings per share at March 31, 1996, were 44.7% lower than earnings per share for the same period in 1995 due to the decrease in net earnings.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net Sales and Operating Expenses and Results of Operations.

Net sales for the three months ended March 31, 1996, increased 26.5% over the same period in 1995 due primarily to an increase in ethanol production of 21.3% offset by 11.6% decline in ethanol prices. During the quarter ended March 31, 1996, 12,224,164 gallons of ethanol were sold at an average price of $1.22, compared to 10,380,288 gallons sold during the same period in 1995 at an average price of $1.38 per gallon. The average sale price declined for the three months ended March 31, 1996, compared to the same period in 1995 as a result of decreases in market prices for ethanol and increases in freight ranging from $.01 - $.04 per gallon due to increased shipping distances from the York, Nebraska plant.

For the three months ended March 31, 1996 distillers grain sales increased 47.1% from the prior period in 1995, primarily due to increased production.

Cost of sales as a percentage of net sales was 92.8% and 78.7% for the three month periods ended March 31, 1996, and 1995, respectively. The increase in cost of sales as a percentage of net sales was due primarily to the average cost of grain per bushel increasing 52.4% to $3.14 per bushel for the three months ended March 31, 1996, from $2.06 per bushel for the same period ended March 31, 1995. Grain costs were higher as a result of higher cash grain prices.

Selling, general and administrative expenses declined slightly for the three months ended March 31, 1996, compared to the period ended March 31, 1995.

Net Earnings.

Net earnings decreased 65.8% for the three months ended March 31, 1996, from the prior period in 1995. Net earnings declined to 4.2% of net sales compared to 15.7% in the prior period in 1995. The decrease in net earnings results from an decrease in gross profit for the 1996 period from 1995. Earnings per share for the period ended March 31, 1996, decreased from the same period in 1995 due to an decrease in net earnings.

Liquidity and Capital Resources

The Company's primary sources of funds during the third fiscal quarter were cash flow from operations, and a temporary advance on a short-term loan from Bank One, Indianapolis, N.A. for $2,000,000 for working capital needs. At March 31, 1996, the Company had a working capital surplus of $196,916 compared to a working capital deficit of ($538,222) at June 30, 1995. Cash flow from operating activities amounted to $2,496,577 for the first nine months of fiscal 1996 compared to $1,281,110 for the same period in fiscal 1995. The increase in cash flow from operations in fiscal 1996 was attributable to decreases in trade receivables created by sales of inventory from the new plant.

Capital expenditures in the first nine months of fiscal 1996 amounted to $3,788,191 compared to $14,719,972 for the same period in fiscal 1995. These expenditures were primarily made on the facility in York, Nebraska.

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

Seasonality

Ethanol prices on product sold in mandated oxygen markets increased during the months of September through March, due to the Federal Oxygen Program. With the end of the Federal Oxygen Program for this wintertime period occurring in March, the Company's ethanol prices were once again negatively affected, with sales orders declining as customers worked off current inventories. Wholesale gasoline prices remained soft for the majority of the quarter but were increasing at the end of the quarter. However, the Company's ethanol prices were not materially affected by the movement of spot gasoline prices, since most of the Company's ethanol production was sold at fixed prices determined early in the quarter and were not based off of spot wholesale gasoline prices.

Since the end of the last quarter and due to low stocks, grain prices have continued their increase, resulting in record feedstock costs. As a result, current ethanol production nationwide has decreased to approximately one-half of production capacity. Due to reduced supplies of ethanol, it is anticipated that ethanol prices will not be as negatively impacted as seen in prior summer seasons.

                                   PART II
                             OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No legal proceedings were instigated during the quarter ended March
31, 1996 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.  OTHER INFORMATION

Subsequent Events.

Subsequent to the end of this fiscal third quarter the company has sold all of its forward grain contracts. These contracts were originally acquired to insure that the company would have grain available for its production process at a fixed price (averaging about $3.00 per bushel, excluding basis adjustment) which would allow continued operations through approximately August, 1997.

As grain costs rose above the forward contracted levels, the company began to consider alternative ethanol markets which might allow continued profitable operations even at somewhat higher prices. Management has since been pursuing contracts to produce and sell industrial grade ethanol, and has done preliminary work on plant design, cost and specifications which would allow a conversion of most of the company's production to industrial grade.

In order to finance these anticipated plant improvements, and to take advantage of the time that the plant would have to be shut down to complete the improvements, the company sold, in early April, its grain contracts for June and July deliveries. Approximately three million dollars was realized on this transaction.

When grain costs continued to soar to record highs, the company elected to also sell its May delivery grain contracts, raising an additional $2.3 million in late April. Finally on May 8, due to continuing high grain prices and concerns about adequate local corn supplies, the company made a decision to sell all of its remaining forward grain contracts, realizing an additional $8.7 million. Both the Colwich, Kansas and the York, Nebraska plants were idled for the summer, and plant employees have been temporarily furloughed. The company is continuing to provide normal health insurance and other employee benefits until the exact date to resume plant operations is determined. The company still intends to resume operations in late summer or early fall, depending on our ability to complete negotiation of an industrial grade ethanol supply agreement and on the price of grain at the time.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits 27-1 Financial Data Schedule

b). Reports on Form 8-K. During the quarter for which this report is filed, one Form 8-K was filed on March 1, 1996, concerning the agreement between ConAgra, Inc., and the Company for the sale of its dried distiller's grains.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PLAINS CORPORATION



Date   May 17, 1996                        Raymond G. Friend
                                           Executive Vice President
                                           Chief Financial Officer