Form 10-K
period 1996-06-30
HIGH PLAINS CORP
filed 1996-10-15
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).
      For the fiscal year ended June 30, 1996 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
      For the transition period from ___________to __________.

Commission File No. 1-8680



                        HIGH PLAINS CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               Kansas                       48-0901658
         -------------------------------     -------------------
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)      Identification No.)

         200 W. Douglas, Suite #820,  Wichita, Kansas  67202
         -----------------------------------------------------
         (Address and zip code of principal executive offices)

                           (316) 269-4310
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12 (b) of the Act:

                                NONE

Securities Registered Pursuant to Section 12 (g) of the Act:

                    Common Stock, $0.10 par value
         ----------------------------------------------------
                           (Title of Class)


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

As of September 30, 1996, there were 15,856,111 outstanding common shares of the Registrant. As of September 30, 1996, the aggregate market value of voting stock of High Plains Corporation held by nonaffiliates was approximately $71,984,573.



                Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange
Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Part III.

Portions of the Registrant's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "Annual Report") which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Parts I, II and IV.

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

The Company manufactures and sells ethanol for blending with gasoline as a motor fuel. The Company believes it is currently the sixth largest ethanol producer in the United States. Ethanol increases the oxygen level in gasoline, reducing pollutants, including carbon monoxide and hydrocarbon particulate emissions. Industry sources estimate that 1.5 billion gallons of ethanol were used to oxygenate United States fuel supplies in 1995. In addition, the Company sells distiller's grains (DDG), its primary by-product. Selling prices of DDG generally varies with sorghum and corn prices with primary markets for the Company's DDG continuing to be feed manufacturers of animal and pet foods, and direct consumers such as feedlots and dairies.

Since fiscal 1992, ethanol production capacity at the Colwich plant has exceeded 17 million gallons per year. Production at the York facility during fiscal 1996 exceeded 29.1 million gallons compared to 15.7 million gallons for the last eight months of fiscal 1995, its start-up year. Actual production in fiscal 1996, for both plants was below capacity due to the temporary shutdown of the plants in May 1996. (For information regarding the temporary shutdown of the Company's plants see "Temporary Shutdown of Plant Operations" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)

The Company's production process depends upon a substantial uninterrupted supply of natural gas. The Company has contracted with one natural gas provider to supply both its Colwich and York plants, and believes these supplies will be sufficient for its production needs. Should this source of supply be interrupted, the market is very competitive, and the Company believes alternative supplies could be contracted with little or no interruption to normal operations. Other materials used in the production of ethanol are readily available from numerous suppliers.

In addition, the Company is dependent on rail transportation to ship its ethanol and DDG to its customers. Any interruption of rail transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations.

In prior years, the Company has maintained sufficient on-site grain storage for three to five days of production. The Company believes that the continuing exclusive grain supply agreement with Farmland Industries, Inc., will allow the Company to minimize grain inventory levels on-site. At fiscal year end 1996 the Company had zero grain inventories due to the temporary shutdown of its production facilities. (Also see the discussion of raw materials and the temporary shutdown of the Company's plants in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated by reference herein.)

Historically, the maximum finished ethanol inventory which the Company has attempted to keep in stock equal approximately four to five days of production. Also, typical payment terms in the industry are "Net 10 days from delivery". As such, low inventories of finished goods and quick payment terms from customers help to minimize the working capital needs of the Company. At June 30, 1996, the Company's ethanol inventory levels met or exceeded typical maximum levels as finished goods were held for delivery in partial satisfaction of future contract commitments during the temporary shutdown of the Company's production facilities. (For more information see "Temporary Shutdown of Plant Operations " discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)

The market price of ethanol is not related to grain prices, but has historically been determined by gasoline prices and federal tax incentives. Therefore, High Plains is generally not able to compensate for increases in the cost of grain feedstock through upward adjustments in prices charged for its ethanol. (For information regarding the seasonality of the Company's business see "Seasonality" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)

For the fiscal year ended June 30, 1996, the Company's sales to three customers represented in the aggregate approximately 45.8% of the Company's total product sales and revenues. Through February 1996, virtually all of the Company's DDG production was brokered under an exclusive agreement with ICM, Inc. However, in March 1996, the Company terminated the ICM, Inc. agreement and entered into a new brokerage agreement with ConAgra, Inc. for the sale of the Company's DDG production. This exclusive agreement will automatically renew for successive one-year terms unless written notice of termination is issued 90 days prior to the end of a term.

The Company is in direct competition with other ethanol producers, many of which have greater resources than the Company. The largest ethanol producers include Archer Daniels Midland, Pekin Energy Co., and New Energy Co. of Indiana which are capable of producing approximately 700 million, 100 million, and 75 million gallons of ethanol per year, respectively. In addition, there are several other competitors of a similar size and with similar resources to the Company. Recent estimates place total domestic ethanol production capacity at 1.5 billion gallons per year. However, the Company is unable to accurately predict the number and production capacity of the plants which may ultimately be constructed by third parties, or the effect of resulting production, upon the demand or price for ethanol. Additionally, in response to increasing grain prices Archer Daniels Midland, other producers and the Company announced reduced ethanol production compared to prior years.

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

The Company is also in competition with producers of MTBE, a petrochemical derived from methanol which costs less to produce than ethanol. Many major oil companies produce MTBE, and because it is petroleum based, its use is strongly supported by such oil companies. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

The Company is subject to extensive environmental regulation at the federal, state and local levels. Air quality at the Colwich plant is regulated by the Environmental Protection Agency and the Division of Environment of the Kansas Department of Health and Environment (the "KDHE"). The KDHE regulates emission of volatile organic compounds into the air. Volatile organic compound emissions are tested on a monthly basis at the Colwich plant, and the Company must submit semi-annual reports to the KDHE regarding these emissions tests. The Company is required to obtain an air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could change the emission levels. The KDHE also regulates the water usage, waste water discharge and hazardous waste at the Colwich plant under Kansas water pollution control and hazardous waste laws. Water usage and waste water effluent quality are tested daily. Monthly reports regarding water usage and quality are filed with the KDHE. The Company is also required to submit periodic reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Act. At the local level, the Company files semi-annual reports with the Sedgwick County Community Health Department regarding air quality at the Colwich plant.

The York facility is subject to similar environmental regulations at the federal, state and local level. Air quality at the York plant is regulated by the Environmental Protection Agency and the Nebraska Department of Environmental Quality (the "NDEQ"). The Company submits various reports routinely throughout the year concerning emissions of volatile compounds. The Company was required to obtain an air operating permit from the NDEQ and must obtain approval to make any plant alternations that could change the emission levels. Consequently, the Company's Air Quality Operating Permit was revised for the industrial ethanol plant modifications. The Company has made application for a construction permit and the NDEQ has authorized construction to commence during their review and comment period. The NDEQ also regulates waste water discharge at the York Plant. Waste water effluent quality is tested daily, and monthly reports are filed with NDEQ. The York facility is also required to submit periodic reports pursuant to the Nebraska and Federal Emergency Planning Community Right-to-Know Act. The Company has received air quality permits, water discharge permits, and all other environmental permits required for operations at the York location.

At June 30, 1996, the Company employed 27 persons. These included 8 employees at the Colwich, Kansas plant, 14 employees at the York, Nebraska plant, and 5 employees in the Wichita, Kansas corporate office. The total number of employees is significantly lower compared to prior years due employees furloughed during the temporary shutdown of both production facilities. (For information regarding the temporary shutdown of the Company's plants see "Temporary Shutdown of Plant Operations" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)



Item 2                       PROPERTIES

The Company's principal executive offices at 200 W. Douglas, Suite 820, Wichita, Kansas are leased and cover approximately 2,800 square feet.

The Company presently owns the approximately 70 acres of land and the improvements thereon which comprise its Colwich, Kansas plant. The Company's primary lender holds a mortgage on this land, as well as the ethanol production plant as security for its loan to the Company.

Additionally, the Company owns approximately 142 acres of land and the improvements thereon in York, Nebraska. Approximately 59 acres of this land was required for the Company's ethanol facility in York which was completed in November, 1994. The Company's primary lender holds a mortgage on these aforementioned 59 acres as well as the ethanol production plant as security for its loan to the Company.


Item 3                     LEGAL PROCEEDINGS

Commodity Specialist Company, (CSC) is a distributor of agricultural products which, from 1988 until April 1994, marketed and sold DDG produced by the Company. A dispute developed between the Company and CSC after the termination of the contract under which CSC sold the Company's DDG. In early September 1995, the Company filed suit in the U.S. District Court for the District of Kansas, against CSC in an attempt to collect approximately $110,000 which the Company believes it is owed by CSC for DDG sold but not paid for by CSC. Subsequently, CSC filed a suit in the U.S. District Court for the District of Minnesota, Fourth Division, against the Company claiming damages in excess of $1.2 million for lost profits, costs and expenses allegedly resulting from the termination of the contract and from the Company's alleged delivery of contaminated DDG to CSC for re-sale. The two cases have now been consolidated for trial in the Minnesota Court. No reserves have been made for fiscal years 1994, 1995, or 1996 for any amounts which may be payable to CSC; although for accounting purposes, a receivable of approximately $100,000 due from CSC to the Company was written down in fiscal 1994. The Company's product liability insurance carrier has taken the position that its policy does not cover the claims made by CSC. However, the Company intends to pursue the issue of insurance coverage, and is vigorously defending the action filed by CSC. The Company believes that the ultimate resolution of this dispute will not have a material adverse effect on the Company's financial condition.

On March 22, 1996, the Company filed suit against Summit Resource Management, Inc., Commodity Trading Incorporated, and Abbott Laboratories, in the United States District Court for the District of Kansas, as Civil Action No. 96-1105-FGT. The suit alleges that the defendants are liable to the Company for damages suffered as a result of their sale to the Company of contaminated alcohol, which was processed into the Company's DDG by-product, and which caused damage to certain of the Company's customers who purchased this DDG for cattle feed. Most of these damage claims with the Company's DDG customers have now been settled (except for several claims which the Company considers to be immaterial and the CSC litigation described above) and as a result of this incident, the Company incurred expenses totaling $859,848 in fiscal 1994, and $108,000 in fiscal 1995. The current suit by the Company against the providers of the contaminated alcohol seeks to recover these damages, as well as other losses incurred by the Company in connection with this incident.

The Company is also involved in two other pending lawsuits which have arisen in the course of normal business operations, neither of which are expected to have a material adverse effect on the Company's financial condition.


Item 4                SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.

PART II

Item 5           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                   AND RELATED SECURITY HOLDER MATTERS


The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of record of the Company's common stock as of September 30, 1996, was approximately 9,190 determined by an examination of the Company's transfer book and through broker search.

The Company has not declared or paid any cash dividends on its Common Stock since its organization in 1980.

The Company is currently restricted by loan covenants from paying dividends on its capital stock if an event of default or unmatured event of default has occurred and continues or would occur by reason of payment of any such dividend.

The Company does not intend to declare or pay any cash dividends in the foreseeable future. The payment and rate of future cash dividends on the Company's Common Stock, if any, would be subject to review by the Board of Directors in light of the Company's financial condition, results of operations, capital requirements and other factors deemed relevant at that time.

Additional information relating to this item is hereby incorporated by reference from the "Market For Registrant's Common Equity" section of the 1996 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.



Item 6                  SELECTED FINANCIAL DATA

The information relating to this item is hereby incorporated by reference from the "Five Year Summary of Selected Financial Data" in the 1996 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.

Item 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information relating to this item is hereby incorporated by reference from the "Management's Discussion and Analysis" in the 1996 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.


Item 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information relating to this item is hereby incorporated by reference from the Financial Statements and Notes thereto in the 1996 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.



Item 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE
None.


PART III

Item 10           DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied, except that Daniel O. Skolness failed to timely file one Form 4 reflecting a total of 20 transactions in the month of June 1996. Nine of the these transactions involving an estate for which Mr. Skolness is the executor. The remaining transactions involved Mr. Skolness's minor children. The Form 4 reflecting these transactions was filed in August 1996.

The balance of information relating to this item is hereby incorpo-rated by reference from the "Directors and Executive Officers" section of the High Plains Corporation definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.

Item 11               EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the High Plains Corporation definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.


Item 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the High Plains Corporation definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.


Item 13            CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the High Plains Corporation definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.


PART IV

Item 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

(a)   Documents Filed as a Part of This Report

      (1)   Financial Statements

            Statements of Operations - Years Ended
                 June 30, 1996, 1995, and 1994 *

            Statements of Stockholder's Equity - Years
                 Ended June 30, 1996, 1995, and 1994 *

            Balance Sheets - June 30, 1996 and 1995 *

            Statements of Cash Flows - Years
                 Ended June 30, 1996, 1995, and 1994 *

            Notes to Financial Statements *

            Independent Auditors' Report on Financial Statements *

           *Incorporated by reference from the Company's 1996 Annual
            Report to Stockholders for the year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996.


      (2)   Financial Statement Schedules

            None.


      (3)   Exhibits

            See Index to Exhibits attached hereto and incorporated by reference herein.


(b)   Reports on Form 8-K

      During the quarter for which this report is filed, these reports on Form 8-K have been filed.

      May 8, 1996      Concerning record fourth quarter net
                       revenues resulting from additional sales of forward grain contracts.

      April 26, 1996   Disclosure of increased fourth quarter
                       earnings and earnings per share estimates, achieved by the sale of forward grain contracts.

      April 4, 1996    Company disclosed reduction in ethanol
                       production to approximately 80%, to not
                       exceed grain supplies under forward contracts.


(c)   Exhibits

      Exhibits are listed in Item 14(a)(3) and filed as part of this report.

                          SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 10th day of October, 1996.

                                 HIGH PLAINS CORPORATION



                                 By: /Stanley E. Larson/



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.

         Signature                   Title                     Date
    --------------------    -------------------------   -----------------
                            President, Chairman
                            of the Board and a
                            Director (Principal
    /Stanley E. Larson/     Executive Officer)          October 10, 1996


    /H. Tom Ritchie/        Director/Secretary          October 10, 1996


    /Roger D. Skaer/        Director/Treasurer          October 10, 1996


    /John F. Chivers/       Director                    October 10, 1996


    /Daniel O. Skolness/    Director                    October 10, 1996


    /Donald M. Wright/      Director                    October 10, 1996

                            Executive Vice President
    /Raymond G. Friend/     Chief Financial Officer     October 10, 1996

                                                        Page 1 of 3
         Index to Exhibits

3-1 Articles of Incorporation of the Company, as amended through February 4, 1993 (incorporated herein by reference from the Company's Registration Statement on Form S-1, dated February 9,
         1993).

3-2      Amended Bylaws of the Company, dated January 15, 1981.
         (incorporated by reference from Exhibit 3-5 to the Company's Registration Statement on Form S-1, dated April 18, 1988).

3-3 Amendment to Article III, Sections 1 and 2 of Bylaws of the Company. (incorporated by reference from Exhibit 3-6 to the Company's Registration Statement on Form S-1, dated April 18,
         1988).

3-4 Certificate of Amendment to Articles of Incorporation of the Company dated October 14, 1994, increasing the number of shares which the Company may issue to fourteen million shares of Common Stock and twenty-five thousand shares of Preferred Stock
         (incorporated by reference from Exhibit 3-7 to the Company's annual filing on Form 10-K dated June 30, 1995).

3-5 Certificate of Amendment to Articles of Incorporation of the Company dated November 22, 1994 increasing the number of shares which the Company may issue to fifty million shares of Common Stock and five million shares of Preferred Stock (incorporated by reference from Exhibit 3-8 to the Company's annual filing on Form 10-K dated June 30, 1995).

3-6      Certificate of Correction of Certificate of Amendment to
         Articles of Incorporation of the Company, dated March 22, 1993, (incorporated by reference from Exhibit 4-2 to the Company's Registration Statement on Form S-8, dated January 16, 1996.)

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

10-4     Lease dated April 12, 1993 between High Plains
         Corporation and Garvey Center L.C. (incorporated by reference from
         Exhibit 10-8 to the Company's annual filing on Form 10-K, dated June 30, 1994).

10-5 Exchange and Release Agreements dated October 18, 1994, providing conversion rights for the 11 1/2% Cumulative Preferred Stock to Common Stock (incorporated by reference from Exhibit 10-2 to the Company's quarterly filing on Form 10-Q, dated September 30,
         1994).

10-6 Promissory Note, converting construction loan to term loan dated October 31, 1994, between Bank One, Indianapolis, N.A., and the Company (incorporated by reference from Exhibit 10-3 to the Company's quarterly filing on Form 10-Q dated September 30, 1994).

10-7     Amendment to the Company's 1990 Stock Option Plan, dated
         November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-11 to the Company's annual filing on Form 10-K dated June 30,
         1995).

10-8     Amendment to the Company's 1992 Stock Option Plan, dated
         November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-12 to the Company's annual filing on Form 10-K dated June 30,
         1995).

10-9 Real Estate Installment Agreement dated January 19, 1995, between David J. Vander Griend and the Company, regarding sale of certain real estate (incorporated by reference from Exhibit 10-5 to the Company's filing on Form 8-K dated January 19, 1995).

10-10    Asset Purchase Agreement dated January 19, 1995, between
         ICM, Inc. and the Company, regarding sale of various tangible and intangible property (incorporated by reference from Exhibit 10-6 to the Company's filing on Form 8-K dated January 19, 1995).

10-11    Employment Agreement dated April 1, 1995, between the
         Company and Stanley E. Larson, for the continuation of employment through July 1, 2000 (incorporated by reference from Exhibit 10-17 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-12    Employment Agreement dated April 1, 1995, between the
         Company and Raymond G. Friend, for the continuation of employment through July 1, 2000 (incorporated by reference from Exhibit 10-18 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-13    Agreement between Farmland Industries, Inc., and the
         Company, commencing July 1, 1995, for the exclusive supply of grain feedstock (incorporated by reference from Exhibit 10-19 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-14 Agreement between the Company and ConAgra, Inc., for sale of Dried Distiller's Grains and Wet Distiller's Grains, dated March 7, 1996 attached hereto.

11-1     Statement on Computation of Per Share Earnings
         (incorporated by reference from the Company's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1996).

18-1 Accountants Letter re: Change in Accounting Estimate incorporated by reference from Exhibit 18-1 to the Company's quarterly filing on Form 10-Q dated September 30, 1994).

24-1 Consent of Allen, Gibbs, and Houlik, L.C., independent certified public accountants.

27-1     Financial Data Schedule.