Form 10-Q
period 1996-09-30
HIGH PLAINS CORP
filed 1996-11-14
CIK 317551

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996 or

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

                           YES             NO

                  Common Stock, Par Value $.10 per share,
              Outstanding at September 30, 1996 - 15,928,111

PART I                      FINANCIAL INFORMATION


Item 1.                      FINANCIAL STATEMENTS

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .      3 - 4

Statements of Operations . . . . . . . . . . . . . . . . . . . .        5

Statements of Stockholders' Equity . . . . . . . . . . . . . . .        6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .        7

Selected Notes to Financial Statements . . . . . . . . . . . . .        8 - 9


Item 2.            MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS. . . . . . . . . .        9 - 10


PART II                      OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .        11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . .        11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .        11



                          HIGH PLAINS CORPORATION
                              Balance Sheets
                                (Unaudited)
                     September 30, 1996 and June 30, 1996

                                             September 30,     June 30,
Assets                                           1996            1996
                                              (Unaudited)         **
Current Assets:
  Cash and cash equivalents                  $ 1,076,576    $ 8,889,246
  Trade accounts receivable (less
    allowance of $100,000)                     1,853,642      1,839,809
  Inventories                                  1,618,632      1,680,843
  Current portion of long-term
    notes receivable                             109,170        106,552
  Prepaid expenses                             2,778,423        545,171
  Refundable income taxes                        410,259        410,259
         Total current assets                  7,846,702     13,471,880

  Property, plant and equipment, at cost:
    Land and land improvements                   142,283        142,283
    Ethanol plants                            79,379,236     77,217,199
    Other equipment                              380,164        417,559
    Office equipment                             237,085        237,085
    Leasehold improvements                        48,002         48,002
                                              80,186,770     78,062,128
    Less accumulated depreciation            (18,251,596)   (17,573,003)
      Net property, plant and equipment       61,935,174     60,489,125

Other assets:
  Property and equipment held for resale         451,090        451,090
  Deferred loan costs (less accumulated
    amortization of $191,176 and $164,644,
    respectively)                                356,029        312,823
  Long-term notes receivable                     285,866        314,159
  Other                                           57,018         57,018
        Total other assets                     1,150,003      1,135,090

                                             $70,931,879    $75,096,095



See accompanying notes to financial statements.



** From audited financial statements.

                          HIGH PLAINS CORPORATION
                         Balance Sheets Continued
                                (Unaudited)
                   September 30, 1996 and June 30, 1996

                                             September 30,    June 30,
Liabilities and Stockholders' Equity              1996          1996
                                              (Unaudited)        **
Current liabilities:
  Current maturities of long-term debt       $ 2,391,116    $ 4,928,618
  Accounts payable                             3,521,703        692,135
  Estimated contract commitments                 165,209        629,093
  Accrued interest                                    -0-       156,294
  Accrued payroll and property taxes             600,868        492,590
       Total current liabilities               6,678,896      6,898,730


Revolving line-of-credit                       2,000,000      2,000,000
Long-term debt, excluding current
  maturities                                  10,099,468     12,460,274
Other                                            163,770        155,748
                                              12,263,238     14,616,022

Stockholders' equity:
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 16,319,289
   shares and 16,247,289 shares at September
   30, 1996 and June 30, 1996, respectively,
   of which 391,178 shares were held as
   treasury stock                              1,631,929      1,624,729
  Additional paid-in capital                  36,986,198     36,752,644
  Retained earnings                           14,192,098     16,030,337
                                              52,810,225     54,407,710

  Less:
    Treasury stock - at cost                    (737,660)      (737,660)
       Deferred compensation                     (82,820)       (88,707)
       Total stockholders' equity             51,989,745     53,581,343

                                             $70,931,879    $75,096,095


See accompanying notes to financial statements.


** From audited financial statements.



                           HIGH PLAINS CORPORATION
                           Statements of Operations
                                 (Unaudited)
                Three Months Ended September 30, 1996 and 1995



                                             Three Months   Three Months
                                                 Ended          Ended
                                             September 30,  September 30,
                                                 1996           1995

Net sales and revenues                       $ 1,339,233    $20,061,945
Cost of products sold                          2,567,568     18,715,073
     Gross profit                             (1,228,335)     1,346,872

Selling, general and administrative
 expenses                                        313,177        306,791
     Operating income (loss)                  (1,541,512)     1,040,081

Other income (expense):
  Interest expense                              (395,358)      (623,638)
  Loss on sale of equipment                       (5,906)            -0-
  Interest and other income                       67,022         15,645
                                                (334,242)      (607,993)

     Net earnings (loss) before income
      taxes                                   (1,875,754)       432,088

Income tax (expense) benefit                      37,515         (8,502)

     Net earnings (loss)                     $(1,838,239)   $   423,586

Earnings per common and common
 equivalent share:
    Net earnings (loss)                      $      (.11)   $       .03


See accompanying notes to financial statements.

* Restated for comparative purposes.

                                        HIGH PLAINS CORPORATION
                                  Statements of Stockholders' Equity
                                              (Unaudited)
                                 Three Months Ended September 30, 1996



                   Common
                   Stock


                                            Additional
                     Number       Amount        Paid-in      Retained      Treasury       Deferred     Total
                    of Shares                   Capital      Earnings        Stock      Compensation

Balance,
 June 30, 1996      16,247,289  $ 1,624,729   $ 36,752,644  $16,030,337   $ (737,660)  $  (88,707)  $53,581,343


Exercise of
 Options                72,000        7,200        233,554                                              240,754

Amortization of
 deferred compensation                                                                      5,887         5,887

Net Loss for
 the Quarter                                                 (1,838,239)                             (1,838,239)




Balance,
 September 30, 1996 16,319,289  $ 1,631,929   $ 36,986,198  $14,192,098   $ (737,660)  $  (82,820)  $51,989,745

See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)
                Three Months Ended September 30, 1996 and 1995
                                                       1996        1995
Cash flows from operating activities:
  Net earnings (loss)                            $(1,838,239)  $   423,586
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                   705,125       692,465
     Amortization of deferred compensation             5,887            -0-
     Payments on notes receivable                     25,675        17,475
Changes in operating assets and liabilities:
  Trade accounts receivable                          (13,833)   (1,436,287)
  Inventories                                         62,211    (1,071,911)
  Prepaid expenses                                (2,233,252)       70,304
  Accounts payable                                 2,829,568        78,468
  Estimated contract commitments                    (463,884)           -0-
  Accrued interest                                  (156,294)       13,896
  Accrued payroll, taxes, and other                  108,278       222,370


     Net cash provided by operating activities      (968,758)     (989,634)


Cash flows from investing activities:
  Acquisition of property, plant and equipment    (2,124,642)   (1,350,657)
  (Increase)decrease in other non-current assets     (69,738)       29,947


     Net cash used in investing activities        (2,194,380)   (1,320,710)


Cash flows from financing activities:
  Proceeds from short-term debt                           -0-    1,211,052
  Payment on long-term debt                       (4,898,308)     (991,295)
  Proceeds from exercise of options                  240,754     1,642,251
  Increase in other non-current liabilities            8,022            -0-


     Net cash provided by financing activities    (4,649,532)    1,862,008


     Decrease in cash and cash equivalents        (7,812,670)     (448,336)


Cash and cash equivalents:
Beginning of quarter                               8,889,246       600,381
     End of quarter                              $ 1,076,576   $   152,045


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

     CHANGE IN ACCOUNTING ESTIMATE

     Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended September 30, 1996.

(2)  FINANCIAL ARRANGEMENTS

     Subsequent to September 30, 1996 the Company executed an amendment to its term loan agreement, effective as of October 15, 1996. This amendment provided the Company with rights to enter into a capital lease obligation for the financing of certain capital expenditures. These expenditures represent the modifications to the York plant which will allow the Company to produce industrial grade ethanol.

     Included in this amendment is a waiver of any pre-payment penalty should the Company pay the outstanding balance of its term loan on or before April 30, 1997. Also, beginning December 31, 1996 the Company has agreed to make reduced principal payments on the term loan in equal monthly installments of $236,080 through October 31, 1997. After October 31, 1997, the Company will resume its original monthly principal payments of $297,619 until maturity.


(3)  Stock Options

     On September 6, 1996, 72,000 options were exercised at $3.344 per share, with a corresponding reload granted for 72,000 options at $3.75 per share.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2.

     THREE MONTHS ENDED SEPTEMBER 30, 1995 and 1994

     Net Sales and Revenues and Operating Expenses and Results of
     Operations.

     Net sales and revenues for the three months ended September 30, 1996 were lower than net sales and revenues for the same period ended September 30, 1995. During the three months ended September 30, 1996, 1,004,642 gallons of ethanol were sold at an average price of $1.19 per gallon, compared to 12,309,160 gallons sold during the same period ended September 30, 1995, at an average price of $1.13 per gallon. Lower net sales and revenues were a direct result of suspended operations at the York Plant for the entire period and production on a very limited basis in September 1996 for the Colwich Plant.

     Cost of products sold as a percentage of net sales and revenues was 191.7% and 93.3% for the three month periods ended September 30, 1996 and 1995, respectively. The increase in cost of products sold as a percentage of net sales and revenues was due primarily to increased labor costs as furloughed employees were rehired for both plants, in addition to cost incurred related to startup. Also, cost of products sold were higher due to production inefficiency resulting from the Colwich plant startup.

     Selling, general and administrative expenses insignificantly increased for the three months ended September 30, 1996, compared to the same period ended September 30, 1995. In anticipation of the startup of both production facilities, the Company's headquarters have returned to full staff.

     Net Earnings declined 533% for the three months ended September 30, 1996 from the same period in 1995. The decrease in net earnings results primarily from suspension of operations at the York plant and the initial startup of the Colwich Plant in mid-September 1996.

     At June 30, 1996, the Company had temporarily suspended operations at both of it production facilities. In September 1996, the Company began rehiring furloughed employees, which allowed the Colwich, Kansas plant to begin production in mid-September 1996. Preparation for startup at the York, Nebraska plant began in early October with production coming on-line by late October 1996. Production at full capacity is anticipated to be achieved no later than November 30, 1996.

     Liquidity and Capital Resources

     The Company's primary source of funds during the first fiscal quarter of 1997 were from the exercise of options by an officer with proceeds totalling $240,754 and cash from the Company's limited operations.
     At September 30, 1996, the Company had a working capital surplus of $1,167,806. Working capital decreased compared to the June 30, 1996 surplus of $6,573,150. This decrease is the net effect of the proceeds from the exercise of options, the decrease in long-term debt due to the pre-payment of principal totalling $4,600,000 and the increase in trade payables.

     Capital expenditures in the first three months of fiscal 1997 amounted to $2,124,642 compared to $1,350,657, for the same period in fiscal 1996. These expenditures were primarily for modifications at the York, Nebraska plant to enable the Company to produce industrial grade ethanol.

     In October 1996, the Company amended its loan agreement with its primary lender. This amendment provides for the resumption of principal payments beginning December 31, 1996. For additional information regarding resumption of payments see Footnote (2) Financial Arrangements. The Company believes that the resumption of the term loan payments will not have a material negative affect on its liquidity. With the Company's production facilities coming back on-line during September for the Colwich plant and late October for the York plant, it is anticipated that cash from operating activities will be adequate to satisfy its liquidity needs including the re-instated debt service.

     In the opinion of management, funds expected to be generated from future operations, the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may however, issue debt and equity securities as additional sources of financing as needed.


     Seasonality

     Due to higher than normal grain prices, ethanol production declined during the summer months of 1996. Thus, inventory levels entering into the Federal Oxygen Program season were below typical levels. With the lower than normal inventories and with the seasonal increase in demand due to the Federal Oxygen Program, the Company anticipates ethanol prices will increase during the fall and winter months.

                                  PART II
                             OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended September 30, 1996 which would be considered other than in the ordinary course of the Company's business.


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

HIGH PLAINS CORPORATION



Date November 12, 1996               Raymond G. Friend
                                     Executive Vice President
                                     Chief Financial Officer