Form 10-Q
period 1996-12-31
HIGH PLAINS CORP
filed 1997-02-14
CIK 317551

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1996 or

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

                           YES              NO

                  Common Stock, Par Value $.10 per share,
               Outstanding at December 31, 1996 - 15,930,111

PART I                      FINANCIAL INFORMATION


Item 1.                      FINANCIAL STATEMENTS

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .     3 - 4

Statements of Operations . . . . . . . . . . . . . . . . . . . .        5

Statements of Stockholders' Equity . . . . . . . . . . . . . . .        6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .        7

Selected Notes to Financial Statements . . . . . . . . . . . . .     8 - 9


Item 2.            MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS. . . . . . . . . .     9 - 11


PART II                      OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .        12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . .        12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .     13 - 14


                           HIGH PLAINS CORPORATION
                              Balance Sheets
                                (Unaudited)
                    December 31, 1996 and June 30, 1996




                                              December 31,     June 30,
Assets                                           1996            1996
                                              (Unaudited)         **
Current Assets:
  Cash and cash equivalents                  $  1,154,381   $  8,889,246
  Trade accounts receivable (less
    allowance of $100,000)                      4,976,202      1,839,809
  Inventories                                   5,111,699      1,680,843
  Current portion of long-term
    notes receivable                              111,853        106,552
  Prepaid expenses                              1,972,994        545,171
  Refundable income taxes                         410,259        410,259
        Total current assets                   13,737,388     13,471,880

  Property, plant and equipment, at cost:
    Land and land improvements                    142,283        142,283
    Ethanol plants                             82,124,774     77,217,199
    Other equipment                               368,085        417,559
    Office equipment                              237,085        237,085
    Leasehold improvements                         48,002         48,002
                                               82,920,229     78,062,128
    Less accumulated depreciation             (18,911,983)   (17,573,003)
      Net property, plant and equipment        64,008,246     60,489,125

Other assets:
  Property and equipment held for resale          420,729        451,090
  Deferred loan costs (less accumulated
    amortization of $232,336 and $164,644
    respectively)                                 350,708        312,823
  Long-term notes receivable                      256,876        314,159
  Other                                            57,018         57,018
        Total other assets                      1,085,331      1,135,090

                                             $ 78,830,965   $ 75,096,095



See accompanying notes to financial statements.


** From audited financial statements.



                           HIGH PLAINS CORPORATION
                           Balance Sheets Continued
                                 (Unaudited)
                     December 31, 1996 and June 30, 1996

                                              December 31,     June 30,
Liabilities and Stockholders' Equity              1996           1996
                                              (Unaudited)         **
Current liabilities:
  Current maturities of long-term debt       $  2,124,725   $  4,928,618
  Current maturities of capital lease
    obligations                                   470,299         -0-
  Accounts payable                              5,652,543        692,135
  Estimated contract commitments                   -0-           629,093
  Accrued interest                                 -0-           156,294
  Accrued payroll and property taxes              674,788        492,590
      Total current liabilities                 8,922,355      6,898,730

Revolving line-of-credit                        2,000,000      2,000,000
Long-term debt, less current maturities        10,086,813     12,460,274
Capital lease obligations, less
  current maturities                            2,694,901         -0-
Other                                             164,813        155,748
                                               14,946,527     14,616,022

Stockholders' equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,341,289
  shares and 16,247,289 shares at December
  31, 1996 and June 30, 1996, respectively,
  of which 411,178 shares and 391,178 shares
  were held as treasury stock at December
  31, 1996 and June 30, 1996, respectively      1,634,129      1,624,729
  Additional paid-in capital                   37,057,561     36,752,644
  Retained earnings                            17,204,809     16,030,337
                                               55,896,499     54,407,710

  Less:
    Treasury stock - at cost                     (863,910)      (737,660)
      Deferred compensation                       (70,506)       (88,707)
      Total stockholders' equity               54,962,083     53,581,343

                                             $ 78,830,965   $ 75,096,095




See accompanying notes to financial statements.



** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Statements of Operations
                                   (Unaudited)
                  Three Months Ended December 31, 1996 and 1995
                 and Six Months Ended December 31, 1996 and 1995





                            Three Months Ended         Six Months Ended
                                 December 31              December 31,
                             1996          1995        1996        1995

Net sales and revenues    $16,788,867  $23,594,686  $18,128,100  $43,656,631
Cost of products sold      12,958,972   20,776,632   15,526,540   39,491,705
  Gross Profit              3,829,895    2,818,054    2,601,560    4,164,926

Selling, general and
administrative expenses       414,367      408,490      727,544      715,281
  Operating income          3,415,528    2,409,564    1,874,016    3,449,645

Other income (expense):
  Interest expense           (372,279)    (540,593)    (767,637)  (1,164,231)
  Interest and
    other income               30,887       25,558       92,003       41,204
                             (341,392)    (515,035)    (675,634)  (1,123,027)

Net earnings before
  income taxes              3,074,136    1,894,529    1,198,382    2,326,618

Income tax expense            (61,425)     (37,757)     (23,910)     (46,260)

Net earnings              $ 3,012,711  $ 1,856,772  $ 1,174,472  $ 2,280,358

Earnings per common and
common equivalent share:
  Net earnings            $       .19  $       .12  $       .08  $       .15

Weighted average shares
  outstanding              16,073,460   16,022,106   16,043,765   15,715,761


See accompanying notes to financial statements.



                             HIGH PLAINS CORPORATION
                        Statements of Stockholders' Equity
                                   (Unaudited)
                        Six Months Ended December 31, 1996


                     Common
                     Stock

                                                Additional
                     Number        Amount        Paid-in         Retained      Treasury       Deferred       Total
                    of Shares                    Capital         Earnings       Stock       Compensation
Balance,
 June 30, 1996      16,247,289   $ 1,624,729   $ 36,752,644     $16,030,337   $ (737,660)   $  (88,707)    $53,581,343

Exercise of
 Options                72,000         7,200        233,554                                                    240,754

Amortization of
 deferred compensation                                                                           5,887           5,887

Net Loss for
 the Quarter                                                     (1,838,239)                                (1,838,239)

Balance,
 September 30, 1996 16,319,289   $ 1,631,929   $ 36,986,198     $14,192,098   $ (737,660)   $  (82,820)    $51,989,745


Exercise of
 options                22,000         2,200         71,363                                                     73,563

Common stock
 surrender                                                                      (126,250)                     (126,250)

Amortization of
 deferred compensation                                                                          12,314          12,314

Net earnings for
 the quarter                                                      3,012,711                                  3,012,711

Balance
 December 31, 1996  16,341,289   $ 1,634,129   $ 37,057,561     $17,204,809   $ (863,910)   $  (70,506)    $54,962,083

See accompanying notes to financial statements.

                                          HIGH PLAINS CORPORATION
                                         Statements of Cash Flows
                                                (Unaudited)
                                Six Months Ended December 31, 1996 and 1995
                                                       1996             1995
Cash Flows from operating activities:
 Net earnings                                     $ 1,174,472      $ 2,280,358
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                    1,378,825        1,440,513
  Amortization of deferred compensation                18,201
   Provision for bad debt                                              (10,000)
   (Gain) on sale of equipment                           (576)
   Payments on notes receivable                        51,982           47,220
Changes in operating assets and liabilities
 Trade accounts receivable                         (3,136,393)      (1,982,602)
 Inventories                                       (3,430,856)        (595,068)
 Prepaid expenses                                  (1,427,823)         (21,211)
 Accounts payable                                   4,960,408        1,435,188
 Accrued liabilities                                 (100,346)        (119,428)
 Estimated contract commitments                      (629,093)

    Net cash provided by operating activities      (1,141,199)       2,474,970

Cash flows from investing activities:
 Proceeds from sale of equipment                    3,178,592           56,500
 Acquisition of property, plant and equipment      (4,867,025)      (2,644,877)
 (Increase) decrease in other non-current assets      (37,885)           5,249

    Net cash used in investing activities          (1,726,318)      (2,583,128)

Cash flows from financing activities:
 Proceeds from short-term debt                                       2,261,052
 Payments on short-term debt                                        (1,000,000)
 Payment on long-term debt                         (5,133,700)      (2,089,993)
 Payment on capital lease obligations                 (57,030)
 Proceeds from exercise of options                    314,317        1,814,738
 Increase in other non-current liabilities              9,065

    Net cash provided by financing activities      (4,867,348)         985,797

    (Decrease) increase in cash and cash
     equivalents                                   (7,734,865)         877,639
    Cash and cash equivalents:
     Beginning of period                            8,889,246          600,381
     End of period                                $ 1,154,381      $ 1,478,020

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the operating results for the entire year.

    CHANGE IN ACCOUNTING ESTIMATE

    Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,657 or $.01 per share for the three months ended December 31, 1996 and 1995, and $331,314 or $.02 per share for the six months ended December 31, 1996 and 1995.

(2) FINANCIAL ARRANGEMENTS

    On January 10, 1997, the Company entered into an agreement with a new primary lender. Under the new credit agreement a reducing, revolving credit line, not to exceed $11,000,000, was established for a term of five years. The new credit agreement also provided for a revolving line-of-credit not to exceed $4,000,000 for working capital and the issuance of standby letters of credit with an initial maturity of one year. Both the 5 year loan and the revolving line-of-credit are secured by the York, Nebraska plant and by the Company's inventories, receivables and cash.

Simultaneously the Company refinanced its existing debt by advancing $11,000,000 on the reducing revolving loan and $2,300,000 on the revolving line-of-credit. Principal payments of $550,000 plus interest are payable quarterly beginning March 31, 1997 on the reducing revolving loan. In addition, an initial one-year, blended interest rate of approximately 8.11% was secured. Interest of 8.14% was locked-in on the initial advance on the line of credit, for a period of 12 months.

(3)  SALE - LEASEBACK

    On December 12, 1996 the Company contracted with a leasing company for the sale and subsequent lease back of certain items of core process equipment constructed for the manufacture of industrial grade ethanol, at the York, Nebraska facility. The equipment costs and subsequent sale price totaled approximately $3,128,676, with no material gain or loss anticipated on the transaction. The Company simultaneously entered into a capital lease for the purchase of the same equipment over a period of six years, with interest at a nominal annual rate of 7.6%.

(4) STOCK OPTIONS

    On December 6, 1996, 22,000 options were exercised at $3.344 per share, with a corresponding reload granted for 22,000 options at $5.125 per share.

(5) STOCK SURRENDER

    On November 7, 1996, 20,000 shares of common stock were surrendered to the Company at the then fair market value of $6.3125 per share. These shares were accepted in lieu of cash in satisfaction of certain employee withholding tax obligations.



                      MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.

Six Months Ended December 31, 1996 and 1995

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 1996, were lower than net sales for the same period ended December 31, 1995. During the six months ended December 31, 1996, 8,912,376 gallons of ethanol were sold at an average price of $1.40 per gallon compared to 26,754,314 gallons sold at an average price of $1.18, for the same period ending December 31, 1995. Gallons sold decreased 66.7% due to the decrease in production resulting from a late October start-up at the York facility.


Cost of sales as a percentage of net sales was 85.6% and 90.5% for the six month periods ended December 31, 1996 and 1995, respectively. The decrease in the cost of sales as a percentage of net sales was primarily due to the decrease in average grain prices and the increase in the average sale price for ethanol. Average cost of grain declined to $2.67 per bushel for the six months ended December 31, 1996, down from $2.73 per bushel for the same period in 1995.

Selling, general and administrative expenses increased slightly for the six months ended December 31, 1996, compared to the same period ended
December 31, 1995. This increase is the result of a net increase in administrative costs related to the temporary shutdown and subsequent re-opening of the Company's plants.

Net Earnings.

Net earnings decreased 48.5% for the six months ended December 31, 1996, compared to the same period in 1995. Net earnings as a percentage of net sales and revenues increased from 5.2% to 6.5%, due to the decrease in cost of sales, combined with an increase in the average sale price for ethanol in the 1996 period compared to the same period in 1995. Earnings per share at December 31, 1996, were 46.7% lower than earnings per share for the same period in 1995 due to the decline in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended December 31, 1996 and 1995

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended December 31, 1996, decreased compared to the same period in 1995. During the quarter ended
December 31, 1996, 7,907,734 gallons of ethanol were sold at average price of $1.42 per gallon compared to 17,520,259 gallons sold during the same period in 1995 at an average price of $1.21 per gallon. Gallons sold decreased 54.9% due to the limited production at the York, Nebraska plant, resulting from a late October start-up.

Cost of sales as a percentage of net sales and revenues was 77.2% and 88.1% for the three month periods ended December 31, 1996 and 1995, respectively. The decrease in cost of sales as a percentage of sales is primarily due to a decrease in the cost of grain and an increase in the average sale price for ethanol. The average cost of grain decreased 5.0% to $2.65 per bushel for the three months ended December 31, 1996, down from $2.79 per bushel for the same period ended December 31,1995.

Selling, general and administrative expenses increased slightly for the three months ended December 31, 1996, compared to the period ended December 31, 1995. The increase was primarily the effect of an increase in administrative costs related to re-opening of the Company's plants.

Net Earnings.

Net earnings increased 62.3% for the three months ended December 31, 1996 from the prior period in 1995. Net earnings increased from 7.9% to 17.9%, due to the decline in cost of sales, combined with an increase in the average sale price for ethanol in the 1996 period compared to 1995. Earnings per share for the three months ended December 31, 1996 increased 58.3% compared to earnings per share for the three months ending December 31, 1995, as a result of the increase in net earnings.

Liquidity and Capital Resources

The Company's primary source of funds during the second fiscal quarter was cash flow from operations and the proceeds from the sale of equipment. At
December 31, 1996, the Company had working capital of $4,815,033 compared to working capital of $6,573,150 at June 30, 1996. The decrease in the working capital was primarily as a result of an increase in trade accounts payable, resulting from the re-opening of both production facilities since June 30, 1996.

Cash flow from operating activities amounted to $(1,141,199) in the first six months of fiscal 1996 compared to $2,474,970 for the same period in fiscal 1995. The decrease in cash flow was a result of the temporary shut down of the Company's production facilities.

Capital expenditures in the first six months of fiscal 1996 amounted to $4,867,025 compared with $2,644,877 for the same period in fiscal 1995.
These expenditures were primarily made for modifications at the York, Nebraska facility.


In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.


Seasonality

For the majority of the six month period ending December 31, 1996, ethanol prices remained above normal, due to the low inventories produced during this past summer of high grain costs. However, toward the end of December, 1996, and primarily due to lower overall grain costs, ethanol prices were moving downward to levels comparable with prior Federal Oxygen Program seasons. The Company believes ethanol prices have now stabilized, and prices will continue to be supported through the remaining wintertime program season, which normally produces the highest demand period of the year.

Additionally, due to harvest schedules, grain prices are traditionally at their lowest point during this same wintertime period. The Company believes this trend will continue for the 1996 wintertime season and grain will continue to be available at lower costs than were experienced in the spring and summer of 1996.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 1996 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 15, 1996. The meeting was adjourned until November 22, 1996 at which time a quorum was determined to exist. The meeting involved the election of two directors, John Chivers and Donald M. Wright.

    Voting results:
                                                         BROKER
                     FOR       AGAINST   ABSTENTIONS    NONVOTES
John F. Chivers   10,877,654     -0-       79,103          -0-
Donald M. Wright  10,908,788     -0-       62,536          -0-


The following details the only issue which was presented to stockholders for vote and the results of that vote:

(1)  Ratify the appointment of Allen, Gibbs & Houlik, LC as the Company's independent public accountants.
                                                         BROKER
   RESULTS           FOR       AGAINST   ABSTENTIONS    NONVOTES

     (1)          10,915,491    33,742     25,765          -0-


Item 5.  OTHER INFORMATION

Subsequent to December 31, 1996 the Company entered into a contract with Centennial Trading LLC to source and purchase grain for 100% of its production needs. Centennial replaces Farmland's Grain Division as the primary grain strategist and purchasing agent for High Plains Corporation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1  Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed Form 8-K's on October
         10, 1996 and November 1, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly aurthorized:

HIGH PLAINS CORPORATION

Date  February 13, 1997                   Raymond G. Friend
                                          Executive Vice President
                                          Chief Financial Officer