Form 10-Q
period 1997-03-31
HIGH PLAINS CORP
filed 1997-05-15
CIK 317551

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1997 or

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

                           YES              NO

                  Common Stock, Par Value $.10 per share,
           Outstanding at March 31, 1997 - 15,960,444

PART I                      FINANCIAL INFORMATION


Item 1.                      FINANCIAL STATEMENTS

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .      3 - 4

Statements of Operations . . . . . . . . . . . . . . . . . . . .        5

Statements of Stockholders' Equity . . . . . . . . . . . . . . .        6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .        7

Selected Notes to Financial Statements . . . . . . . . . . . . .        8


Item 2.            MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS. . . . . . . . . .      9 - 11


PART II                      OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .        12


                          HIGH PLAINS CORPORATION
                              Balance Sheets
                                (Unaudited)
                     March 31, 1997 and June 30, 1996



                                                March 31,      June 30,
Assets                                           1997            1996
                                              (Unaudited)         **
Current Assets:
  Cash and cash equivalents                  $    876,490   $  8,889,246
  Trade accounts receivable (less
    allowance of $100,000)                      7,818,313      1,839,809
  Inventories                                   3,843,722      1,680,843
  Current portion of long-term
    notes receivable                              124,663        106,552
  Prepaid expenses                                817,063        545,171
  Refundable income taxes                         410,259        410,259
        Total current assets                   13,890,510     13,471,880

  Property, plant and equipment, at cost:
    Land and land improvements                    142,283        142,283
    Ethanol plants                             83,787,754     77,217,199
    Other equipment                               364,038        417,559
    Office equipment                              199,022        237,085
    Leasehold improvements                         48,002         48,002
                                               84,541,099     78,062,128
    Less accumulated depreciation             (19,583,587)   (17,573,003)
      Net property, plant and equipment        64,957,512     60,489,125

Other assets:
  Property and equipment held for resale          363,528        451,090
  Deferred loan costs (less accumulated
    amortization of $193,311 and $164,644
    respectively)                                 221,493        312,823
  Long-term notes receivable                      162,112        314,159
  Other                                            55,352         57,018
        Total other assets                        802,485      1,135,090

                                             $ 79,650,507   $ 75,096,095



See accompanying notes to financial statements.


** From audited financial statements.


                           HIGH PLAINS CORPORATION
                           Balance Sheets Continued
                                 (Unaudited)
                       March 31, 1997 and June 30, 1996

                                                March 31,      June 30,
Liabilities and Stockholders' Equity              1997           1996
                                              (Unaudited)         **
Current liabilities:
  Revolving line of credit                   $  4,000,000   $     -0-
  Current maturities of long-term debt          2,200,000      4,928,618
  Current maturities of capital lease
    obligations                                   433,056         -0-
  Accounts payable                              5,279,960        692,135
  Estimated contract commitments                   -0-           629,093
  Accrued interest                                245,041        156,294
  Accrued payroll and property taxes              945,027        492,590
      Total current liabilities                13,103,084      6,898,730

Revolving line-of-credit                            -0-        2,000,000
Long-term debt, less current maturities         8,250,000     12,460,274
Capital lease obligations, less
  current maturities                            2,614,362         -0-
Other                                             447,879        155,748
                                               11,312,241     14,616,022

Stockholders' equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,371,622
  shares and 16,247,289 shares at March
  31, 1997 and June 30, 1996, respectively,
  of which 411,178 shares and 391,178 shares
  were held as treasury stock at March
  31, 1997 and June 30, 1996, respectively      1,637,162      1,624,729
  Additional paid-in capital                   37,159,080     36,752,644
  Retained earnings                            17,632,731     16,030,337
                                               56,428,973     54,407,710

  Less:
    Treasury stock - at cost                     (863,910)      (737,660)
    Deferred Compensation                        (329,881)       (88,707)
    Total stockholders' equity                 55,235,182     53,581,343

                                             $ 79,650,507   $ 75,096,095




See accompanying notes to financial statements.

** From audited financial statements.


                             HIGH PLAINS CORPORATION
                             Statements of Operations
                                   (Unaudited)
                    Three Months Ended March 31, 1997 and 1996
                  and Nine Months Ended March 31, 1997 and 1996


                            Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                             1997          1996        1997        1996

Net sales                 $20,570,905  $22,398,551  $38,699,005  $66,055,183
Cost of sales              19,608,559   20,787,081   35,135,099   60,278,787
  Gross Profit                962,346    1,611,470    3,563,906    5,776,396

Selling, general and
administrative expenses       340,815      407,641    1,068,360    1,122,922
  Operating income            621,531    1,203,829    2,495,546    4,653,474

Other income (expense):
  Interest and other
    income                     24,054       13,898      115,667       41,570
  Interest expense           (348,910)    (549,267)  (1,116,547)  (1,713,498)
  Gain on sale of
   equipment and property     139,488      250,000      140,063      250,150
Other miscellaneous
  income                          -0-       32,500          266       45,882

                              184,918     (252,869)    (860,551)  (1,375,896)

Net earnings before
  income taxes                436,613      950,960    1,634,995    3,277,578

Income tax expense              8,691          601       32,601       46,861

Net earnings              $   427,922  $   950,359  $ 1,602,394  $ 3,230,717

Earnings per common and
 dilutive common
  equivalent share        $       .03  $       .06  $       .10  $       .21

Weighted average shares
  outstanding              15,996,347   15,816,709   15,953,591   15,683,221


See accompanying notes to financial statements.



                                          HIGH PLAINS CORPORATION
                                    Statements of Stockholders' Equity
                                                (Unaudited)
                                     Nine Months Ended March 31, 1997
                       Common
                        Stock

                                                  Additional
                        Number      Amount          Paid-in        Retained       Treasury     Deferred       Total
                      of Shares                     Capital        Earnings        Stock      Compensation
Balance,
 June 30, 1996        16,247,289   $ 1,624,729    $ 36,752,644     $16,030,337   $ (737,660)   $  (88,707)   $53,581,343
Exercise of
 Options                  72,000         7,200         233,554                                                   240,754
Amortization of
 deferred compensation                                                                           5,887          5,887
Net Loss for
 the Quarter                                                        (1,838,239)                               (1,838,239)

Balance,
 September 30, 1996   16,319,289   $ 1,631,929    $ 36,986,198     $14,192,098   $ (737,660)   $  (82,820)   $51,989,745

Exercise of
 options                  22,000         2,200          71,363                                                    73,563
Common stock
 surrender                                                                         (126,250)                    (126,250)
Amortization of
 deferred compensation                                                                              12,314        12,314
Net earnings for
 the quarter                                                         3,012,711                                 3,012,711

Balance
 December 31, 1996    16,341,289   $ 1,634,129    $ 37,057,561     $17,204,809   $ (863,910)   $  (70,506)   $54,962,083

Exercise of
 options                  30,333         3,033         101,519                                                   104,552
Employee stock
 purchase plan                                                                                   (273,438)      (273,438)
Amortization of
 deferred compensation                                                                             14,063         14,063
Net earnings for
 the quarter                                                           427,922                                   427,922

Balance
 March 31, 1997       16,371,622   $ 1,637,162    $ 37,159,080     $17,632,731   $ (863,910)   $ (329,881)   $55,235,182


See accompanying notes to financial statements.

                             HIGH PLAINS CORPORATION
                             Statements of Cash Flows
                                   (Unaudited)
                    Nine Months Ended March 31, 1997 and 1996
                                                       1997             1996
Cash Flows from operating activities:
 Net earnings                                     $ 1,602,394      $ 3,230,717
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                    2,308,844        2,255,592
   Amortization of deferred compensation               32,264              -0-
   Provision for bad debt                                 -0-          (10,000)
   Gain on sale of equipment                         (140,063)        (250,150)
   Payments on notes receivable                       133,936           71,631
Changes in operating assets and liabilities
 Trade accounts receivable                         (5,978,504)      (2,398,209)
 Inventories                                       (2,162,879)        (530,311)
 Prepaid expenses                                    (271,892)         (12,592)
 Accounts payable                                   4,587,825         (115,920)
 Accrued liabilities                                  414,934          261,640
 Estimated contract commitments                      (629,093)             -0-

    Net cash provided by operating activities        (102,234)       2,502,398

Cash flows from investing activities:
 Proceeds from sale of equipment                    3,318,345           71,098
 Acquisition of property, plant and equipment      (6,553,264)      (3,788,191)
 (Increase) decrease in other non-current assets      (43,115)           5,249

    Net cash used in investing activities          (3,278,034)      (3,711,844)

Cash flows from financing activities:
 Proceeds from short-term debt                      4,000,000        3,000,000
 Proceeds from long-term debt                      11,000,000              -0-
 Payments on short-term debt                              -0-       (1,000,000)
 Payment on long-term debt                        (19,895,238)      (2,983,646)
 Payment on capital lease obligations                (174,812)             -0-
 Proceeds from exercise of options                    418,869        1,814,738
 Increase in other non-current liabilities             18,693              -0-

    Net cash provided by financing activities      (4,632,488)         831,092

    (Decrease) in cash and cash
     equivalents                                   (8,012,756)        (378,354)
    Cash and cash equivalents:
     Beginning of period                            8,889,246          600,381
     End of period                                $   876,490      $   222,027

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the operating results for the entire year.

CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1994, the Company revised its estimate of the useful lives of certain production facilities, machinery and equipment. Previously, these assets were in one class and depreciated over 20 years. These assets have now been componentized and assigned estimated useful lives of 5 to 40 years. These revisions were made to more properly reflect the true economic lives of the assets and to better align the Company's depreciable lives with the predominant practice in the industry. The effect of this change was to reduce depreciation and thus increase net income by approximately $165,567 or $.01 per share for the three months ended March 31, 1997 and 1996, and $496,971 or $.03 per share for the nine months ended March 31, 1997 and 1996.

(2)    STOCK OPTIONS

On January 13, 1997, 20,000 options were exercised at $3.50 per share, with a corresponding reload granted for 20,000 options at $4.8125 per share. Additionally, on January 20, 1997, 10,333 options were exercised at $3.344 per share, with a corresponding reload granted for 10,333 options at $5.3125.

Item 2.               MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended March 31, 1997 and 1996

Net Sales and Operating Expenses.

Net sales for the nine months ended March 31, 1997, were 41.4% below net sales for the same period in 1996. During the nine months ended March 31, 1997, 20,795,392 gallons of ethanol were sold at an average price of $1.29 per gallon compared to 38,978,478 gallons from production sold during the nine months ended March 31, 1996, at an average price of $1.19 per gallon. Additionally, distiller's grain sales during the nine months ended
March 31, 1997, decreased 43.4% compared to the same period in 1996. Sales of ethanol and distiller's grains were significantly lower for the nine months ended March 31, 1997 compared to the same period in 1996 due to the decrease in production resulting from the temporary shutdown of the Company's plants for the first fiscal quarter at the Colwich facility and through late October at the York facility.

Cost of sales as a percentage of net sales was 90.8% and 91.3% for the nine month periods ended March 31, 1997, and 1996, respectively. The Company's average cost of grain decreased to $2.59 per bushel for the nine months ended March 31, 1997, down from $3.14 per bushel for the same period in 1996, due to lower cash grain prices. In conjunction with lower grain costs, the Company experienced higher costs of production due to inefficiencies resulting from the start-up of the Company's two production facilities.

Selling, general and administrative expenses for the nine months ended March 31, 1997, decreased slightly compared to the same period ended March 31, 1996. This decrease is a result of lower salaries and other administrative costs related to the temporary shutdown of operations earlier in the fiscal year.

Net Earnings.

Net earnings decreased 50.4% for the nine months ended March 31, 1997, from the same period in 1996. Net earnings decreased from 4.9% to 4.1% of net sales due to the decrease in gross profit in the 1997 period compared to the same period in 1996. Earnings per share at March 31, 1997, were 52.4% lower than earnings per share for the same period in 1996 due to the decrease in net earnings.

Three Months Ended March 31, 1997 and 1996

Net Sales and Operating Expenses and Results of Operations.

Net sales for the three months ended March 31, 1997, decreased 8.2% over the same period in 1996. During the quarter ended March 31, 1997, 11,883,016 gallons of ethanol were sold at an average price of $1.22, compared to 12,224,164 gallons sold during the same period in 1996 at the same average price of $1.22 per gallon.

For the three months ended March 31, 1997, distiller's grain sales decreased 21.8% from the prior period in 1996, primarily due to a decline in the average sales price from $139 per ton (dry) for the three months ended March 31, 1996 down to $133 per ton (dry) for the three months ended March 31, 1997.

Cost of sales as a percentage of net sales was 95.3% and 92.8% for the three month periods ended March 31, 1997, and 1996, respectively. The increase in cost of sales as a percentage of net sales was due primarily to lower sales revenues.

Selling, general and administrative expenses declined slightly for the three months ended March 31, 1997, compared to the period ended March 31, 1996.

Net Earnings.

Net earnings decreased 54.9% for the three months ended March 31, 1997, from the prior period in 1996. Net earnings declined to 2.1% of net sales compared to 4.2% in the prior period in 1996. The decrease in net earnings results from a decrease in gross profit for the 1997 period from 1996. Earnings per share for the period ended March 31, 1997, decreased from the same period in 1996 due to a decrease in net earnings.


Liquidity and Capital Resources

The Company's primary sources of funds during the third fiscal quarter were cash flow from operations, and advances on a revolving line of credit from the Company's primary lender for $2,000,000, for working capital needs. At
March 31, 1997, the Company had a working capital surplus of $787,426 compared to a working capital surplus of $6,573,150 at June 30, 1996. Cash flow from operating activities amounted to $(102,234) for the first nine months of fiscal 1997 compared to $2,502,398 for the same period in fiscal 1996. The decrease in cash flow from operations in fiscal 1997 was attributable to the temporary shutdown of the Company's production facilities.

Capital expenditures in the first nine months of fiscal 1997 amounted to $6,553,264 compared to $3,788,191 for the same period in fiscal 1996. These expenditures were primarily made on the facility in York, Nebraska.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.

Seasonality

Ethanol prices on product sold in mandated oxygen markets generally increase during the months of September through March, due to the Federal Oxygen Program. However, during the latter part of the Program season ethanol prices temporarily softened as a result of increased supplies from production facilities re-opening and operating at full capacity. The Company believes ethanol prices have now rebounded and stabilized at typical summer season prices. Additionally, grain prices are lower compared to the high costs experienced in the spring and summer of 1996. The Company believes grain prices will continue to soften to typical springtime prices and will be significantly below last year's record high prices.

                                     PART II
                                OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended March 31, 1997 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1  Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed one Form 8-K on January 21, 1997 concerning the refinancing of its long term debt.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Date   May 13, 1997                          HIGH PLAINS CORPORATION


                                             Raymond G. Friend
                                             President