Form 10-Q/A
period 1997-03-31
HIGH PLAINS CORP
filed 1997-05-22
CIK 317551

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


                             HIGH PLAINS CORPORATION
                             Statements of Operations
                                   (Unaudited)
                    Three Months Ended March 31, 1997 and 1996
                  and Nine Months Ended March 31, 1997 and 1996


                            Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                             1997          1996        1997        1996

Net sales                 $20,570,905  $22,398,551  $38,699,005  $66,055,183
Cost of sales              19,608,559   20,787,081   35,135,099   60,278,787
  Gross Profit                962,346    1,611,470    3,563,906    5,776,396

Selling, general and
administrative expenses       340,815      407,641    1,068,360    1,122,922
  Operating income            621,531    1,203,829    2,495,546    4,653,474

Other income (expense):
  Interest and other
    income                     24,504       13,898      115,667       41,570
  Interest expense           (348,910)    (549,267)  (1,116,547)  (1,713,498)
  Gain on sale of
   equipment and property     139,488      250,000      140,063      250,150
Other miscellaneous
  income                          -0-       32,500          266       45,882

                              184,918     (252,869)    (860,551)  (1,375,896)

Net earnings before
  income taxes                436,613      950,960    1,634,995    3,277,578

Income tax expense              8,691          601       32,601       46,861

Net earnings              $   427,922  $   950,359  $ 1,602,394  $ 3,230,717

Earnings per common and
 dilutive common
  equivalent share        $       .03  $       .06  $       .10  $       .21

Weighted average shares
  outstanding              15,996,347   15,816,709   15,953,591   15,683,221


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