Form 10-K
period 1997-06-30
HIGH PLAINS CORP
filed 1997-09-26
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                        For Annual and Transition Reports
                    Pursuant to Sections 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the fiscal year ended June 30, 1997 or

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

As of June 30, 1997, there were 15,985,444 outstanding common shares of the Registrant. As of June 30, 1997, the aggregate market value of voting stock of High Plains Corporation held by nonaffiliates was approximately $63,514,287.



                   Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange
Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Part III.

Portions of the Registrant's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report") which is anticipated to be filed with the Securities and Exchange
Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Parts I, II and IV.

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

The Company manufactures and sells ethanol for blending with gasoline as a motor fuel. The Company believes it is currently the sixth largest ethanol producer in the United States. Ethanol increases the oxygen level in gasoline and reduces pollutants, including carbon monoxide and hydrocarbon particulate emissions. Industry sources estimate that 1.1 billion gallons of ethanol were used to oxygenate United States fuel supplies in 1996. In addition, the Company sells distiller's grain (DDG), the primary by-product of ethanol production. Selling prices of DDG generally vary with sorghum and corn prices. The primary markets for the Company's DDG continues to be manufacturers of animal and pet foods, and direct consumers such as feedlots and dairies.

The Company operated two ethanol production facilities, one located in Colwich, Kansas and the other in York, Nebraska. The Company's ethanol production capacity at the Colwich plant exceeds 18 million gallons per year and production capacity at the York facility is approximately 35-40 million gallons per year. Actual ethanol production in fiscal 1996 and 1997, was below capacity due to the temporary shutdown of the plants in May 1996 through September 1996 for the Colwich plant and May 1996 through October 1996 for the York facility. (For information regarding the temporary shutdown of the Company's plants see "Temporary Shutdown of Plant Operations" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated herein by reference.)

During fiscal 1997 and in prior years, the Company has typically maintained sufficient on-site grain storage for three to five days of continuous production. During fiscal 1997, the Company entered into an exclusive grain supply agreement with Centennial Trading, LLC for the procurement of all its grain requirements. The Company believes this agreement eliminates the need to buy and store grain offsite. (Also see the discussion of raw materials in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated by reference herein.)

The Company's production process depends upon a substantial uninterrupted supply of natural gas. The Company has contracted with one natural gas provider to supply both its Colwich and York plants and the Company believes these supplies will be sufficient for its production needs. If this source of natural gas supply is interrupted, the Company believes alternative supplies could be contracted with little or no interruption to the Company's normal operations due to the competitive nature of the natural gas market. Other materials used in the production of ethanol are readily available from numerous suppliers.

In addition, the Company is dependent on rail transportation to ship its ethanol and DDG to its customers. Any interruption of rail transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations. During the latter part of fiscal 1997 the Company experienced a slow down in railcar movement as a result of a merger between two major railroad companies. This slow down has created some minor delays in deliveries of product. However, these delays are believed to be temporary and symptomatic of the railway system for all shippers, at this time.

Historically, the maximum finished ethanol inventory which the Company has attempted to keep in stock has equaled approximately four to five days of production. Also, typical payment terms in the industry are "Net 10 days from delivery". These low inventories of finished goods and quick payment terms from customers generally help to minimize the working capital needs of the Company. At June 30, 1997, the Company's ethanol inventory levels met or exceeded its normal inventory maximum levels, due to accumulation of inventory resulting from a slowdown in railcar deliveries.

The market price of ethanol is not related to grain prices, but has historically been determined by gasoline, octane enhancers and oxygenates prices plus federal tax incentives. Therefore, High Plains is generally not able to compensate for increases in the cost of grain feedstock through upward adjustments in prices charged for its ethanol. (For information regarding the seasonality of the Company's business see "Seasonality" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated herein by reference.)

For the fiscal year ended June 30, 1997, the Company's sales to three customers represented in the aggregate approximately 43.8% of the Company's total product sales and revenues. The Company's DDG production is brokered under an exclusive agreement with ConAgra, Inc. This exclusive agreement automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of a term.

The Company is in direct competition with other ethanol producers, many of which have greater resources than the Company. The largest ethanol producers include Archer Daniels Midland, Cargill, Minnesota Corn Processors and New Energy Co. of Indiana which are capable of producing approximately 700 million, 100 million, 115 million and 75 million gallons of ethanol per year, respectively. In addition, there are several other competitors of a similar size and with similar resources to the Company. Recent estimates place total domestic ethanol production capacity at 1.5 billion gallons per year. Additionally, industrial grade ethanol production has increased in recent years. This is a result of Archer Daniels Midland, other producers, and the Company diverting a portion of existing production capacity from fuel grade production to industrial grade products. The Company is unable to predict what effect these changes in production will have on the demand and price of fuel grade or industrial grade ethanol. (Also see the discussion of ethanol production in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated herein by reference.)

The Company competes with the other ethanol producers on the basis of price and, to a lesser extent, delivery and service. High Plains believes that it is able to compete favorably with other ethanol producers due to its proximity to ample grain supplies and due to the efficiencies of its plants. The Company also believes that its locations offer an advantage over other ethanol producers in that the Company has ready access by rail to growing ethanol markets, which reduces its cost of sales.

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

The York facility is subject to similar environmental regulations at the federal, state and local level. Air quality at the York plant is regulated by the Environmental Protection Agency and the Nebraska Department of Environmental Quality (the "NDEQ"). The Company submits various reports throughout the year concerning emissions of volatile compounds. The Company was required to obtain an air operating permit from the NDEQ and must obtain approval to make any plant alterations that could change the emission levels. The NDEQ also regulates waste water discharge at the York Plant. Waste water effluent quality is tested daily, and monthly reports are filed with NDEQ. The York facility is also required to submit periodic reports pursuant to the Nebraska and Federal Emergency Planning Community Right-to-Know Act. The Company has air quality permits, water discharge permits, and all other environmental permits required for operations at the York location.

At June 30, 1997, the Company employed 104 persons. These included 42 employees at the Colwich, Kansas plant, 55 employees at the York, Nebraska plant, and 7 employees in the Wichita, Kansas corporate office. The total number of employees is significantly higher compared to the prior year due to employees furloughed during the temporary shutdown of both of the Company's production facilities in May, 1996. (For information regarding the temporary shutdown of the Company's plants see "Temporary Shutdown of Plant Operations" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated by reference herein.)



Item 2                         PROPERTIES

The Company's principal executive offices at 200 W. Douglas, Suite 820, Wichita, Kansas are leased and cover approximately 2,800 square feet.

The Company presently owns the approximately 70 acres of land and the improvements thereon which comprise its Colwich, Kansas plant.

The Company also owns approximately 142 acres of land and the improvements thereon which comprise its York, Nebraska facility. The Company's primary lender holds a mortgage on approximately 59 acres of land where the York facility is situated and on the ethanol production plant itself, as security for a loan to the Company.


Item 3                         LEGAL PROCEEDINGS

Commodity Specialist Company, (CSC) is a distributor of agricultural products which, from 1988 until April 1994, marketed and sold DDG produced by the Company. A dispute developed between the Company and CSC after the termination of the contract under which CSC sold the Company's DDG. In early September 1995, the

Company filed suit in the U.S. District Court for the District of Kansas, against CSC in an attempt to collect approximately $110,000 which the Company believes it is owed by CSC for DDG sold but not paid for by CSC. Subsequently, CSC filed a suit in the U.S. District Court for the District of Minnesota, Fourth Division, against the Company claiming damages in excess of $1.2 million for lost profits, costs and expenses allegedly resulting from the termination of the contract and from the Company's alleged delivery of contaminated DDG to CSC for re-sale. The two cases have now been consolidated for trial in the Minnesota Court. No reserves have been made for fiscal years 1995, 1996, or 1997 for any amounts which may be payable to CSC; although for accounting purposes, a receivable of approximately $100,000 due from CSC to the Company was written down in fiscal 1994. The Company's product liability insurance carrier has taken the position that its policy does not cover the claims made by CSC. Currently, the Company is vigorously defending the action filed by CSC. The Company believes that the ultimate resolution of this dispute will not have a material adverse effect on the Company's financial condition.

On March 22, 1996, the Company filed suit against Summit Resource Management, Inc., Commodity Trading Incorporated, and Abbott Laboratories, in the United States District Court for the District of Kansas, as Civil Action No. 96-1105-FGT. The suit alleges that the defendants are liable to the Company for damages suffered as a result of their sale to the Company of contaminated alcohol, which was processed into the Company's DDG by-product, and which caused damage to certain of the Company's customers who purchased this DDG for cattle feed. All damage claims with the Company's DDG customers have now been settled (except for the CSC litigation described above). As a result of this incident, the Company recorded expenses totaling $967,848 through fiscal 1995. The current suit by the Company against the providers of the contaminated alcohol seeks to recover these damages, as well as other losses and expenses incurred by the Company in connection with this incident. No affirmative claims have been made against the Company by the defendants in this lawsuit. At June 30, 1997 the Company had reached a compromise settlement with one of the defendants, Abbott Laboratories, who has now been dismissed as a defendant in the suit.

The Company is also involved in one other pending lawsuit which has arisen in the course of normal business operations, but which is not expected to have a material adverse effect on the Company's financial condition.


Item 4                     SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June
30, 1997.

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of record of the Company's common stock as of September 22, 1997, was approximately 8,683 determined by an examination of the Company's transfer book and through broker search.

The Company has not declared or paid any cash dividends on its Common Stock since its organization in 1980.

The Company has no current plans to declare or pay any cash dividends in the foreseeable future. The payment and rate of future cash dividends on the Company's Common Stock, if any, would be subject to review by the Board of Directors in light of the Company's financial condition, results of operations, capital requirements and other factors deemed relevant at that time.

Additional information relating to this item, including historical market prices for the Company's Common Stock, is hereby incorporated by reference from the "Market For Registrant's Common Equity" section of the 1997 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1997 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.



Item 6                     SELECTED FINANCIAL DATA

The information relating to this item is hereby incorporated by reference from the "Five Year Summary of Selected Financial Data" in the 1997 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1997 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information relating to this item is hereby incorporated by reference from the "Management's Discussion and Analysis" in the 1997 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1997 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.

Item 8                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information relating to this item is hereby incorporated by reference from the Financial Statements and Notes thereto in the 1997 High Plains Corporation Annual Report to Stockholders for the year ended June 30, 1997 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

Item 10                    DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied, except as noted below Ronald D. Offutt and Arthur Greenberg each failed to timely file one Form 4, reflecting a total of one transaction each for the month of June 1997. The transactions involved the issuance of stock options to each of the individuals as new directors of the Company. The Form 4 reflecting these transactions was filed in September, 1997. Also, Gregory Heuer and Daniel Allison, management personnel of the Company, failed to file one Form 4 each reflecting a total of two transactions each for the month of January 1997. The transactions involved the purchase of stock through an employee stock purchase plan. The Form 4's listing these transactions were filed in March 1997.

The balance of information relating to this item is hereby incorporated by reference from the "Directors and Executive Officers" section of the High Plains Corporation definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.


Item 11                     EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the High Plains Corporation definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.

Item 12                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the High Plains Corporation definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.


Item 13                     CERTAIN RELATIONSHIPS AND RELATED
                            TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the High Plains Corporation definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.



PART IV

Item 14                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of This Report

     (1)  Financial Statements

          Statements of Income - Years Ended
          June 30, 1997, 1996, and 1995 *

          Statements of Stockholders' Equity - Years
          Ended June 30, 1997, 1996, and 1995 *

          Balance Sheets - June 30, 1997 and 1996 *

          Statements of Cash Flows - Years
          Ended June 30, 1997, 1996, and 1995 *

          Notes to Financial Statements *

          Independent Auditors' Report on Financial Statements *

          *Incorporated by reference from the Company's 1997 Annual Report for the year ended June 30, 1997 which is anticipated to be filled with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.

     (2)  Financial Statement Schedules

          None.


     (3)  Exhibits

          See Index to Exhibits attached hereto and incorporated by reference herein.


(b)  Reports on Form 8-K

     During the quarter for which this report is filed, these reports on Form 8-K have been filed.

       May 14, 1997    Disclosure of delay in production of
                       industrial grade ethanol and extension of time granted to meet sales contract for same.

       May 14, 1997    Company disclosed appointment of Raymond
                       G. Friend, President to the Board of
                       Directors, along with two new outside
                       directors, Ronald D. Offutt and Arthur
                       Greenberg.

       May 15, 1997    Announced the retirement of then Chairman
                       and President Stanley E. Larson, election of Daniel O. Skolness as Chairman of the Board and promotion of Raymond G. Friend as President. Additionally, Company announces cancellation of industrial grade contract by customer for reasons of force majeure.

       May 22, 1997    Disclosure of earnings per share for the
                       quarter ending March 31, 1997.


(c)  Exhibits

     Exhibits are listed in Item 14(a)(3) and filed as part of this report.

                              SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 24th day of September, 1997.

                              HIGH PLAINS CORPORATION


                              By:/Raymond G. Friend/
                                  Director/President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.

  Signature                    Title                      Date


                               Chairman of the
                               Board and a
/ Daniel O. Skolness   /       Director                   September 24, 1997



/ Raymond G. Friend    /       Director/President         September 24, 1997



/ H.T. Ritchie         /       Director/Secretary         September 24, 1997



/ Roger D. Skaer       /       Director/Treasurer         September 24, 1997



/ John F. Chivers      /       Director                   September 24, 1997



/ Donald M. Wright     /       Director                   September 24, 1997



/ Arthur Greenberg     /       Director                   September 24, 1997



/ Ronald Offutt        /       Director                   September 24, 1997

                                                                Page 1 of 3
       Index to Exhibits

3-1 Articles of Incorporation, as amended, of the Company, (incorporated herein by reference to Exhibits 3.1 through 3.10 to the Company's Registration Statement on Form S-1, dated February 9, 1993).

3-2    Bylaws of the Company, as amended, of the Company
       (incorporated herein by reference to Exhibits 3.5 and 3.6 to the Company's Registration Statement on Form S-1, dated
       April 18, 1988).

3-3 Certificate of Amendment to Articles of Incorporation of the Company, dated October 14, 1994 (incorporated herein by reference to Exhibit 3-7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

3-4 Certificate of Amendment of Articles of Incorporation of the Company, dated November 22, 1994 (incorporated herein by reference to Exhibit 3-8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

3-5 Certificate of Correction of Certificate of Amendment to Articles of Incorporation of the Company, dated March 22, 1993, (incorporated herein by reference from Exhibit 4-2 to the Company's Registration Statement on Form S-8, dated
       January 16, 1996).

4-1 Form of Common Stock Certificate (incorporated herein by reference from Exhibit 4-1 to the Company's Registration Statement on Form S-1, dated April 18, 1988).

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

10-6 Amendment to the Company's 1990 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-11 to the Company's annual filing on Form 10-K dated June 30,
       1995).

10-7 Amendment to the Company's 1992 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-12 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-8   Real Estate Installment Agreement dated January 19,
       1995, between David J. Vander Griend and the Company, regarding sale of certain real estate (incorporated by reference from Exhibit 10-5 to the Company's filing on Form 8-K dated January 19, 1995).

10-9   Asset Purchase Agreement dated January 19, 1995, between
       ICM, Inc. and the Company, regarding sale of various tangible and intangible property (incorporated by reference from Exhibit 10-6 to the Company's filing on Form 8-K dated January 19, 1995).

10-10  Employment Agreement dated April 1, 1995, between the
       Company and Raymond G. Friend, for the continuation of employment through July 1, 2000 (incorporated by reference from Exhibit 10-18 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-11  High Plains Corporation 1995 Employee Stock Purchase Plan
       (incorporated herein by reference from Exhibit 4-14 to the Company's Registration statement on Form S-8, dated January 22, 1996).

10-12  High Plains Corporation 1995 Key Management Employee
       Stock Purchase Plan (incorporated herein by reference from Exhibit 4-15 to the Company's Registration Statement on Form S-8, dated January 22, 1996).

10-13 Agreement between the Company and ConAgra, Inc., for sale of Dried Distiller's Grains and Wet Distiller's Grains (incorporated herein by reference from Exhibit 10-14 to the Company's annual filing on Form 10-K dated June 30,
       1996).

10-14 Stanley E. Larson Retirement and Consulting Agreement, dated April 11, 1997 attached hereto.

10-15 Agreement between Centennial Trading, LLC, Michael Rowan and the Company, dated January 7, 1997, for the exclusive supply of grain to the Company, attached hereto.

11-1   Statement on Computation of Per Share Earnings
       (incorporated herein by reference from the Company's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997).

24-1 Consent of Allen, Gibbs, and Houlik, L.C., independent certified public accountants.

27-1   Financial Data Schedule.