Form 10-K/A
period 1997-06-30
HIGH PLAINS CORP
filed 1997-10-14
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

The Company operated two ethanol production facilities, one located in Colwich, Kansas and the other in York, Nebraska. The
Company's ethanol production capacity at the Colwich plant is approximately 20 million gallons per year and production capacity at the York facility is approximately 40 million gallons per year. Actual ethanol production in fiscal 1996 and 1997, was below capacity due to the temporary shutdown of the plants in May 1996 through September 1996 for the Colwich plant and May 1996 through October
1996 for the York facility. (For information regarding the temporary shutdown of the Company's plants see "Temporary Shutdown of Plant Operations" discussion in Management's Discussion and Analysis in the Company's Annual Report which is incorporated herein by reference.)

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

Item 8                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              HIGH PLAINS CORPORATION

                                FINANCIAL STATEMENTS

                         YEARS ENDED JUNE 30, 1997 AND 1996

                                        with

                             INDEPENDENT AUDITORS' REPORT

                                  TABLE OF CONTENTS

                                                              Page


Independent Auditors' Report                                    1


Financial Statements:

  Balance Sheets                                                2

  Statements of Income                                          3

  Statements of Stockholders' Equity                            4

  Statements of Cash Flows                                      5

  Notes to Financial Statements                               6 - 24

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
High Plains Corporation


We have audited the accompanying balance sheets of High Plains Corporation as of June 30, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Plains Corporation as of June 30, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



                                  s/ ALLEN, GIBBS & HOULIK, L.C.


August 7, 1997
Wichita, Kansas

                           HIGH PLAINS CORPORATION

                                BALANCE SHEETS

                            June 30, 1997 and 1996


                                    ASSETS

                                                   1997              1996
CURRENT ASSETS
  Cash and cash equivalents                    $  2,389,758      $  8,889,246
  Accounts receivable:
    Trade (less allowance of $75,000 and
      $100,000 in 1997 and 1996)                  4,102,173         1,266,497
    Production credits and incentives             1,536,541           573,312
  Inventories                                     4,246,783         1,680,843
  Current portion of long-term notes receivable     117,417           106,552
  Prepaid expenses                                  309,350           545,171
  Refundable income tax                             145,328           410,259

          Total current assets                   12,847,350        13,471,880

PROPERTY, PLANT AND EQUIPMENT, AT COST
   Land and land improvements                       323,496           142,283
   Ethanol plants                                85,055,215        77,217,199
   Other equipment                                  393,683           417,559
   Office equipment                                 202,135           237,085
   Leasehold improvements                            48,002            48,002
                                                 86,022,531        78,062,128
   Less accumulated depreciation                (20,444,381)      (17,573,003)

          Net property, plant and equipment      65,578,150        60,489,125

OTHER ASSETS
   Equipment held for resale                        427,432           451,090
   Deferred loan costs (less accumulated
     amortization of $10,857 and $164,644
     in 1997 and 1996)                              103,623           312,823
   Long-term notes receivable, less
     current portion                                 41,742           314,159
   Other                                             76,235            57,018

          Total other assets                        649,032         1,135,090

                                                $79,074,532       $75,096,095

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    1997              1996
CURRENT LIABILITIES
  Revolving lines-of-credit                     $  6,200,000      $        --
  Current maturities of long-term debt                    --        4,897,619
  Current maturities of capital
    lease obligations                                519,384           30,999
  Accounts payable                                 5,114,452          692,135
  Estimated contract commitments                          --          629,093
  Accrued interest                                   298,551          156,294
  Accrued payroll and property taxes                 644,846          492,590

          Total current liabilities               12,777,233        6,898,730

Revolving line-of-credit                           7,700,000        2,000,000
Long-term debt, less current maturities                   --       12,447,619
Capital lease obligations, less current
  maturities                                       2,500,014           12,655
Other                                                441,109          155,748

                                                  10,641,123       14,616,022


STOCKHOLDERS' EQUITY

  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,396,622
    shares and 16,247,289 shares at
    June 30, 1997 and 1996, respectively, of
    which 411,178 and 391,178 shares were
    held as treasury stock at June 30, 1997
    and 1996, respectively                         1,639,662        1,624,729
  Additional paid-in capital                      37,348,072       36,752,644
  Retained earnings                               17,763,627       16,030,337

                                                  56,751,361       54,407,710
  Less:
    Treasury stock - at cost                        (863,911)        (737,660)
    Deferred compensation                           (231,274)         (88,707)

          Total stockholders' equity              55,656,176       53,581,343

                                                 $79,074,532      $75,096,095


                          The accompanying notes are an integral
                            part of these financial statements.

                           HIGH PLAINS CORPORATION

                             STATEMENTS OF INCOME

                   Years Ended June 30, 1997, 1996 and 1995

                                     1997             1996            1995
Product sales and revenues       $63,121,510      $73,920,096     $52,769,014
Revenues from forward contracts           --       14,005,313              --
        Net sales and revenues    63,121,510       87,925,409      52,769,014

Cost of products sold             59,414,514       69,414,221      43,698,552
(Recovery) expense from forward
  contracts                         (610,069)       2,524,235              --
        Total costs and expenses  58,804,445       71,938,456      43,698,552

        Gross profit               4,317,065       15,986,953       9,070,462

Selling, general and
  administrative expenses          1,653,681        2,022,095       1,519,615
        Operating income           2,663,384       13,964,858       7,550,847

Other income (expense):
  Interest and other income          276,345          175,296         151,511
  Interest expense                (1,354,983)      (2,220,427)     (1,268,354)
  Gain (loss) on sale of equipment   129,649          256,606        (112,024)
  Non-recurring expenses                  --               --        (108,196)
                                    (948,989)      (1,788,525)     (1,337,063)

        Net earnings before
          income taxes             1,714,395       12,176,333       6,213,784

Income tax benefit (expense)          18,895         (355,256)       (141,377)

        Net earnings            $  1,733,290      $11,821,077    $  6,072,407

Earnings per common and dilutive
  common equivalent share       $        .11      $       .74    $        .39


                      The accompanying notes are an integral
                        part of these financial statements.

                               HIGH PLAINS CORPORATION

                         STATEMENTS OF STOCKHOLDERS' EQUITY

                      Years Ended June 30, 1997, 1996 and 1995

                              Preferred Stock        Common Stock                    Retained
                             Number                Number               Additional   Earnings
                               of                    of                  Paid-In   (Accumulated  Treasury    Deferred
                             Shares     Amount     Shares    Amount      Capital     Deficit)      Stock    Compensation  Total
Balance, June 30, 1994        25,000  $ 150,000  11,031,988 $1,103,199 $33,266,850 $ (1,863,147) $(244,377)  $      --  $32,412,525
Exchange of preferred stock
  for common stock           (25,000)  (150,000)     36,918      3,692     146,308                                               --
Exercise of stock options                           615,479     61,548   1,704,258                                        1,765,806
Four for three stock split                        3,786,562    378,656    (378,656)                                              --
Net earnings for year                                                                 6,072,407                           6,072,407

Balance, June 30, 1995            --         --  15,470,947  1,547,095  34,738,760    4,209,260   (244,377)         --   40,250,738
Exercise of stock options                           776,342     77,634   1,897,884                                        1,975,518
Purchase of common stock                                                                          (493,283)                (493,283)
Employee stock purchase                                                                                       (141,937)    (141,937)
Amortization of deferred
  compensation                                                                                                  53,230       53,230
Income tax benefit from the
  exercise of stock options                                                116,000                                          116,000
Net earnings for year                                                                11,821,077                          11,821,077

Balance, June 30, 1996            --         --  16,247,289  1,624,729  36,752,644   16,030,337   (737,660)    (88,707)  53,581,343
Exercise of stock options                           149,333     14,933     516,560                                          531,493
Purchase of common stock                                                                          (126,251)                (126,251)
Employee stock purchase                                                                                       (273,750)    (273,750)
Amortization of deferred
  compensation                                                                                                 131,183      131,183
Compensation expense on
  stock options granted                                                     78,868                                           78,868
Net earnings for year                                                                 1,733,290                           1,733,290

Balance, June 30, 1997            --    $   --  16,396,622  $1,639,662 $37,348,072  $17,763,627  $(863,911)  $(231,274) $55,656,176

                                                                      The accompanying notes are an integral
                                                                        part of these financial statements.



                                HIGH PLAINS CORPORATION

                               STATEMENTS OF CASH FLOWS

                        Years Ended June 30, 1997, 1996 and 1995

                                           1997        1996          1995
Cash flows from operating activities:
   Net earnings                       $  1,733,290  $11,821,077  $  6,072,407
   Adjustments to reconcile net
     earnings to  net cash provided
     by operating activities:
     Depreciation and amortization       3,405,364    2,869,699     2,084,469
     Provision for bad debt                     --           --        68,487
     (Gain) loss on sale of equipment     (129,649)    (256,606)      112,024
     Amortization of deferred
       compensation                        107,923       53,230            --
     Compensation expense on stock
       options granted                      78,868           --            --
     Payments received on notes
       receivable                          236,552       96,691        37,598
     Changes in operating assets
       and liabilities:
         Accounts receivable            (3,773,905)   1,953,952    (1,949,675)
         Inventories                    (2,565,940)     964,434    (1,703,415)
         Equipment held for resale         105,794      606,353      (487,921)
         Refundable income tax             264,931     (294,259)      107,825
         Prepaid expenses                  235,821     (160,312)       52,080
         Accounts payable                4,422,317   (3,103,913)      (62,638)
         Estimated contract commitments   (629,093)     629,093            --
         Accrued liabilities               168,262     (385,670)      228,671
            Net cash provided by
              operating activities       3,660,535   14,793,769     4,559,912

Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                    43,620       54,477       586,237
   Acquisition of property,
     plant and equipment                (4,802,664)  (4,947,663)  (16,519,158)
   (Increase) decrease in other
     non-current assets                    (19,217)       5,591         5,804
            Net cash used in
              investing activities      (4,778,261)  (4,887,595)  (15,927,117)

Cash flows from financing activities:
   Payments on long-term debt          (17,345,238)  (5,273,810)   (2,380,952)
   Proceeds from long-term debt                 --           --    12,668,328
   Payments on revolving
     line-of-credit                     (3,100,000)  (1,000,000)   (1,000,000)
   Proceeds from revolving
     lines-of-credit                    15,000,000    3,000,000     1,000,000
   Payments on capital lease
     obligations                          (295,330)    (332,828)     (186,054)
   Increase in other non-current assets   (207,558)          --       (30,648)
   Increase in other non-current
     liabilities                            97,996       13,811            --
   Issuance of common stock                 49,500           --            --
   Proceeds from exercise of options       418,868    1,975,518     1,765,807
            Net cash (used in)
              provided by financing
              activities                (5,381,762)  (1,617,309)   11,836,481
            (Decrease) increase
              in cash and
              cash equivalents          (6,499,488)   8,288,865       469,276

Cash and cash equivalents:
   Beginning of year                     8,889,246      600,381       131,105
            End of year               $  2,389,758  $ 8,889,246  $    600,381

                                The accompanying notes are an integral
                                 part of these financial statements.



                                     HIGH PLAINS CORPORATION

                                  NOTES TO FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents - High Plains Corporation, the "Company," considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. To the extent practical, the Company follows a policy of hedging certain commodity transactions related to anticipated production requirements. This is done to reduce risk due to market price fluctuations. Readily marketable exchange-traded futures contracts are the designated hedge instruments since there is a high correlation between the market value changes of such contracts and the price changes on grain commodities. Gains or losses arising from open and closed hedging transactions are included as an adjustment to the value of inventories and reflected in cost of sales in the statements of income when the underlying purchase contracts are fulfilled.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The cost of internally-constructed assets includes direct and allocable indirect costs. Plant improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. Periodically, a plant or a portion of a plant's equipment is shut down to perform certain maintenance projects which are expected to improve the operating efficiency of the plant over the next year. These expenses are generally incurred once a year and thus are capitalized and amortized over the future 12-month period benefited. Included in prepaid expenses at June 30, 1997 and 1996 were $220,523 and $429,207, respectively, of these expenditures.

Provisions for depreciation of property, plant and equipment are computed using the straight-line method over the following estimated useful lives:

    Ethanol plants           5 -  40 years

    Other equipment          5 -  10 years

    Office equipment         3 -  10 years

    Leasehold improvements         5 years



                                   (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be fully recoverable, the Company reviews that asset for impairment. Scheduled future expirations of state incentive payments and federal fuel tax incentive programs are not considered to be such an event or change because of the government's history of extending the expirations of these incentives.

Equipment Held for Resale - The Company acquired ethanol processing equipment located in New Iberia, Louisiana to be utilized in the construction of the York, Nebraska facility. Amounts allocated for equipment not utilized for the Nebraska facility are recorded as equipment held for resale and these amounts are decreased as sales occur. Management expects a gain upon its ultimate disposition and, accordingly, no loss has been provided for.

Deferred Loan Costs - The Company incurred certain costs in connection with obtaining financing. The Company is amortizing these costs over sixty months, the life of the debt.

Fair Value of Financial Instruments - The fair values of financial instruments recorded on the balance sheet are not significantly different from the carrying amounts.

Income Taxes - The Company uses an asset and liability approach to financial accounting and reporting for income taxes.
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when considered necessary to reduce deferred tax assets to the estimated amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
 Under FASB Statement No. 109, Accounting for Income Taxes, (FAS
109) the tax benefit from utilization of loss carryforwards is not reflected as an extraordinary item.


                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Compensation - Under the Employee Stock Purchase Plan (Note 12), compensation is recognized as an expense in the period in which the employee performs the services, which is generally the period over which the stock appreciation is vested or earned. With the exception of certain officers, the employees must continue to work for five years to acquire the full amount of the stock. Compensation expense attributable to future services has been recorded as deferred compensation in the equity section of the balance sheets and is amortized over the period of future services. Officers who have ten years of continuous service are allowed to prepay their obligation and receive the stock immediately and thus, the compensation attributable to their election is recognized upon their election to participate in the plan.

Stock-Based Compensation - The Company has chosen to continue to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. However, the Company accounts for stock-based compensation for non-employees as provided under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing method.

Recently Issued Accounting Standards - In February 1997, FASB issued Statement No. 128, Earnings Per Share (FAS 128), effective for the Company for the interim periods and years ended after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share (EPS) with a presentation of "basic" EPS. Basic EPS excludes the dilutive effects of common stock equivalent shares in its calculation. A diluted EPS will still be required, and will be computed similarly to the current fully diluted EPS (see Note 14). Under FAS 128, both the basic and diluted EPS amounts will be presented in the financial statements. Also, the statement will require restatement of all prior period EPS data presented in the financial statements. EPS as calculated at June 30, 1997, 1996, and 1995 would not be materially different if calculated using basic EPS.

Other pronouncements issued by the Financial Accounting
Standards Board with future effective dates are either not applicable or not material to the financial statements of the Company.


                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities, 2) disclosures such as contingencies, and 3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

Contingencies - In the normal course of business, the Company becomes party to litigation and other contingencies that may result in loss or gain contingencies. The Company follows Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Under FAS No. 5, loss contingencies are accrued if available information indicates that it is probable that a loss is incurred and the amount of such loss can be reasonably estimated.

Reclassifications - Certain items have been reclassified on the 1996 balance sheet to be consistent with the classifications in 1997.


 2.  DESCRIPTION OF BUSINESS

Ethanol Production Business - The Company's principal business is the operation of two plants in Kansas and Nebraska for the distillation and production of industrial and fuel grade ethanol for sale to customers concentrated primarily in the Western United States for mixture with gasoline to be used as a motor fuel. The Company's operations are dependent upon state governmental incentive payments. Kansas production incentive payments recorded as product sales and revenues in the accompanying financial statements were $1,304,019 for fiscal 1995, $1,126,386 for fiscal 1996 and $1,160,141 for fiscal 1997.
 The Kansas incentive program is currently scheduled to expire
July 1, 2001.

The State of Nebraska offers a transferable production tax credit in the amount of $.20 per gallon of ethanol produced for a period of sixty months from date of first eligibility. The credit is only available to offset Nebraska motor fuels excise taxes. The Company transfers these credits to a Nebraska gasoline retailer which then reimburses the Company for the credit amounts less a handling fee. Not less than two million gallons and not more than twenty-five million gallons of ethanol produced annually at the Nebraska facility are eligible for the tax credit. The Company will no longer be eligible for this credit after December 31, 1999. Nebraska production tax credit amounts recorded as revenues in the accompanying financial statements were $2,713,772 in fiscal 1995, $4,428,437 in fiscal 1996 and $4,019,584 in fiscal 1997.

                                (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 2.  DESCRIPTION OF BUSINESS (Continued)

The market for the Company's ethanol product is affected by the Federal government's excise tax incentive program scheduled to expire on September 30, 2000. Under this program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. This tax rate reduction equals $.054 per blended gallon containing 10% or more ethanol by volume. Alternatively, blenders may claim an income tax credit of $.54 per gallon of ethanol mixed with gasoline. The market for the Company's product is also affected through Federal regulation by the Environmental Protection Agency under the Clean Air Act and the Reformulated Gasoline Program.

Shut Down of Plant Operations - Due to increasing corn and milo-feedstock prices, management temporarily suspended operations at both its York and Colwich facilities in May 1996. The Company had forward contracted grain purchases to insure the availability of grain needed for its production process at a fixed price. These contracts would have allowed continued operations through approximately August 1997. Due to grain prices rising to record levels in excess of the forward contracted levels, the Company sold all of its forward grain contracts for approximately $14 million after commissions. See
Note 8 for details on the Company's outstanding commitments at June 30, 1996 related to undelivered contracts for the sale of ethanol and dried distiller's grain (DDG). Expenses incurred prior to the year ending June 30, 1996 to fill these contracts were estimated to be approximately $2.5 million.

The Colwich facility reopened in September 1996, and the York facility reopened in October 1996. During the shutdown period, the Company began modifying the York facility to produce a higher-quality industrial grade ethanol as well as the fuel grade ethanol it already produced. In January 1997, the Company completed construction and began initial testing of the new industrial grade processing equipment. Modifications and test runs of the new equipment continued into June 1997 while the Company pursued customers for the sale of its higher quality product.


 3.  NOTES RECEIVABLE

In January 1995, the Company disposed of its engineering division, and certain property assets associated with the division were transferred to the former officer who took over the operations under a separate, unrelated company. This company and former officer agreed to pay $300,000 and $100,000, respectively, in notes, plus interest at 9.75% over 45 months. The remaining balance on these notes receivable were $119,370 and $39,789 at June 30, 1997 and $199,283 and $66,428 at June 30,
1996, respectively. These notes are secured by the property transferred and the former officer's personal guarantee.


                                  (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



 4.  INVENTORIES

Inventories consisted of:

                                                    June 30,
                                               1997          1996
  Raw materials                            $  957,894     $  157,939
  Work-in-process                             396,747             --
  Finished goods                            2,149,904        821,481
  Spare parts                                 664,530        701,423
  Adjustment to market for
    hedged grain inventory                     77,708             --

                                           $4,246,783     $1,680,843

 5.  REVOLVING LINES-OF-CREDIT

On January 10, 1997, the Company entered into a credit agreement with a bank to refinance the Company's existing long-term debt and revolving line-of-credit. Under the new credit agreement, the Company has two revolving lines-of-credit. The lines-of-credit have an interest rate option equal to the bank's prime rate or the LIBOR rate, whichever the Company elects. On one credit line, the Company may borrow up to a maximum of $4,000,000. At June 30, 1997, $2,300,000 of the outstanding balance bears interest at a LIBOR-based rate of 8.14% through January 8, 1998; the remaining $1,700,000 bears interest at the prime rate of 8.5% at June 30, 1997. This revolving line-of-credit has an initial maturity of January 10, 1998.

The Company may borrow up to a maximum of $9,900,000 on the other revolving line-of-credit, which has a maturity of December 31, 2002. At June 30, 1997, $9,350,000 bears interest at a
LIBOR-based rate of 8.14%, expiring January 8, 1998. The remaining balance of $550,000 bears interest at a LIBOR-based rate of 8.02%, expiring September 30, 1997.

The maximum availability under the lines-of-credit is limited so that the amount of collateral securing the lines at all times exceeds the outstanding balances by a ratio of at least 2 to 1. Collateral on the lines includes all eligible receivables, inventory, general intangibles, property and equipment located at the York, Nebraska plant, and the Company's rights to payments under present or future production incentive contracts from the Ethanol Plant Production Credit Agreement with the State of Nebraska. The maximum availability under the $9,900,000 line-of-credit decreases each calendar quarter by $550,000. Therefore, the Company can expect to pay at least $2,200,000 on this line-of-credit in the next fiscal year. This amount is included in the current maturities of the lines-of-credit on the balance sheet.



                               (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 5.  REVOLVING LINES-OF-CREDIT (continued)

The financing agreement contains various restrictions, including the maintenance of certain financial ratios, fulfilling certain net worth and indebtedness test, and capital expenditure limitations. At June 30, 1997, the Company was in violation of a certain covenant; however, the bank has waived its rights to declare the debt due and payable based on this covenant violation through June 30, 1998.


 6.   LONG-TERM DEBT

Long-term debt consisted of:

                                                   1997           1996
Term loan payable to bank in monthly
installments of $297,619 plus interest
at a two-year fixed rate equal to 1.5% above
prime rate (9.75% at June 30, 1996) with a
final payment due September 2000.             $       --       $ 17,345,238
                                                      --         17,345,238
 Less current maturities                              --          4,897,619
                                              $       --       $ 12,447,619


 7.  LEASES

Sale - Leaseback Transaction - On December 12, 1996, the Company sold certain processing equipment for the production of industrial grade ethanol for $3,128,676 and concurrently entered into an agreement to lease the property back at $54,191 per month through December 12, 2002. The sale of equipment was recorded resulting in a gain of $87,447 which was deferred and will be recognized over the six-year term of the lease agreement. The lease has been classified as a capital lease. The equipment under lease is included in ethanol plants totaling $3,128,676, less accumulated depreciation of $7,838, for a net book value of $3,120,838 at June 30, 1997.

Other Capital Leases - The Company also leases various processing equipment, a forklift, and two photo copiers under long-term agreements which have been classified as capital leases. The leases have terms of two to three years, and expire through September 1999. As of June 30, 1997, cost and accumulated depreciation on equipment under capital leases amounted to $284,068 and $29,568, for a net book value of $254,500. At June 30, 1996, cost and accumulated depreciation on equipment under capital leases amounted to $103,960 and $15,725, for a net book value of $88,235.


                                   (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 7.  LEASES (Continued)

Operating Leases - The Company leases 100 railroad cars under an operating lease expiring in fiscal year ending June 30, 1999. Annual rentals are $618,000 for all 100 cars. The Company also leases 32 cars under an operating lease expiring in June 30, 2002. Annual rentals are $213,120 for all 32 cars. The Company leases an additional 52 railroad cars under various operating leases expiring through fiscal year ending June 30, 2001. Rent paid during the years ended June 30, 1997, 1996 and 1995 was $977,449, $865,941, and $806,942, respectively.

Future Minimum Lease Payments - The following is a schedule of future minimum lease payments for capital leases and operating leases as of June 30, 1997:

                                              Capital         Operating
       Year Ending June 30                     Leases          Leases
               1998                        $    727,674      $ 1,132,020
               1999                             671,194          960,040
               2000                             656,532          250,200
               2001                             650,290          225,480
               2002                             650,290          213,120
            Thereafter                          325,145               --


  Total minimum lease payments                3,681,125      $ 2,780,860

  Less amount representing interest             661,727


  Present value of net minimum lease payments 3,019,398

  Less current maturities                       519,384

                                            $ 2,500,014

The Company has subleased 20 of the above railroad cars under various short-term noncancelable operating leases. The total minimum future rentals to be received in fiscal year ended June
30, 1998 is $94,500.

Interest Payments - Interest paid on long-term debt, the revolving lines-of-credit and capital leases in 1997, 1996 and 1995 amounted to $1,328,310, $2,249,297 and $2,051,866, respectively. The Company capitalized $115,585 and $889,211 in interest in 1997 and 1995, respectively, as part of the cost of construction at the York, Nebraska facility. No interest was capitalized in 1996.


                                  (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 8.  COMMITMENTS

Forward and Futures Contracts - The Company periodically enters into forward contracts with suppliers and customers on both the purchase of grain and the sale of ethanol and DDG. At June 30, 1997, the Company had forward contracts to purchase approximately 1,728,000 bushels of milo and corn at fixed prices totaling $4,432,000 with delivery dates of July through August 1997. An additional 679,000 bushels were held under contracts for delivery, however, at June 30, 1997, no prices had been set.
 The unpriced contracts are for deliveries from July through December 1997. At June 30, 1997, the Company had also purchased futures contracts on approximately 1,250,000 bushels. These contracts had been purchased at prices ranging from $2.66 to $2.74 per bushel, while the fair market value of the futures was approximately $2.38 per bushel at June 30, 1997, resulting in unrealized losses at year-end. The Company had forward contracts to sell 32,600 tons of DDG at fixed prices totaling approximately $2,585,000. No losses were expected on these contracts. At June 30, 1996, the Company had no forward contracts to purchase grain. No material forward contracts for purchases or sales existed at June 30, 1995.

The Company sells DDG and certain condensed distiller's solubles
(CDS), the by-products of its ethanol production, through merchandisers. At June 30, 1996 one merchandiser had certain unfilled contracts for DDG. The Company also had two unfilled contracts to sell ethanol at June 30, 1996. Due to the shutdown of plant operations (See Note 2), the Company was liable for the difference in the contracted sales prices and the costs to purchase the necessary product to fill these contracts. The Company's liability for this difference at June 30, 1996 was approximately $292,000 for DDG and $629,093 for ethanol. The $292,000 was recorded as an offset to a receivable from the DDG merchandiser and the $629,093 was recorded as a liability.
These contracts mostly extended through September 1996, and final settlements were dependent on fluctuations in the price the Company had to pay to fill the contracts while the plants were not in production. Final settlements during the year ended June 30, 1997 resulted in a $610,069 recovery of the expense recorded at June 30, 1996.

Retirement and Consulting Agreement - On April 11, 1997, the Company entered into an agreement with the former President and Chairman of the Board to provide a retirement benefit package and consulting agreement for future services. As part of the retirement package, the Company agreed to grant (on August 1, 1997) 14,000 non-qualified options at an exercise price equal to one-half of the lowest closing price achieved by the Company's stock between May 1, 1997 and August 1, 1997.


                                  (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 8.  COMMITMENTS (continued)

In consideration for future consulting services to be provided by the former President, the Company agreed to make payments equal to the amounts required under his former employment contract, which would have expired July 1, 2000. At June 30, 1997, this totaled $401,979 plus annual bonuses of 2% of net income before taxes. The Company also agreed to grant the former President 50,000 nonqualified stock options on each April 11, 1997, 1998 and 1999 at the then closing stock price.


 9.  INCOME TAXES

For Federal income tax purposes at June 30, 1997, the Company had a net operating loss carryforward of approximately
$13,334,000 and approximately $5,857,000 of federal general business tax credit carryforwards, which, if not used, will expire as follows:

                                                             Net
               Expires in         Operating                General
               Fiscal Year       Loss Amount           Business Credit
                  Ending         Carryforward           Carryforward
                   1998        $         --             $      1,000
                   1999                  --                1,263,000
                   2000                  --                    7,000
                   2001                  --                   86,000
                   2002              78,000                       --
                   2003           6,430,000                4,500,000
                   2004             453,000                       --
                   2005             992,000                       --
                   2008               3,000                       --
                   2009             485,000                       --
                   2012           4,893,000                       --

                               $ 13,334,000             $  5,857,000


The general business credits expiring in fiscal 1998-2001 are investment tax credits and the credits expiring in fiscal 2003 are small ethanol producer tax credits. In the event these credits would expire, the Company would receive a deduction of 50% of the investment tax credit and 100% deduction of the small ethanol producer credit in the year of expiration.

                              (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 9.  INCOME TAXES (continued)

The Company also has a Nebraska investment credit carryforward of $4,528,000, expiring in fiscal 2003, which may be used to offset taxes in the State of Nebraska.

The tax net operating loss carryforward and federal tax credit carryforwards discussed above and other matters result in deferred tax assets under FAS 109 totaling $16,379,000 at June 30, 1997 (see below). The book basis of property, plant and equipment in excess of its tax basis results in an offsetting deferred tax liability of $13,318,000, and the valuation allowance offsets an additional $3,061,000, leaving no net deferred tax assets at June 30, 1997. Future tax expenses, if any, may be offset, at least in part, by net increases in future tax assets (including changes in the valuation allowance) to the extent that such assets exceed the amounts of future deferred tax liabilities. The Company expects to continue annually to provide for a reasonable valuation allowance, to reduce deferred tax assets to zero until such time as future taxable income is generated or assured (if ever).

Income taxes consisted of:

                                                     June 30,
                                       1997            1996             1995
Current tax (benefit) expense     $    (18,895)    $   355,256    $   141,377

Tax effect of changes in deferred
  tax assets and liabilities:
    Book basis of plant and
      equipment in excess of tax
      basis                          3,354,000       2,652,000      1,216,000
    Nondeductible accrued expenses     239,000        (303,000)            --
    (Increase) decrease in net
      operating loss carryforward   (2,979,000)      1,588,000      1,195,000
    (Increase) decrease in tax
      credits carryforward             (80,000)         80,000             --
    Increase in Nebraska investment
      credit carryforward             (931,000)       (170,000)    (3,427,000)
    AMT credit carryforward and
      other                            258,000        (230,000)      (179,000)
    Change in asset valuation
      allowance                        139,000      (3,617,000)     1,195,000

  Deferred tax expense                      -0-             -0-            -0-

  Income tax (benefit) expense    $    (18,895)    $   355,256    $   141,377

                                     (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 9.  INCOME TAXES (Continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                                  June 30,
                                    1997            1996             1995
Computed income tax expense,
  at 34%                        $  582,894     $  4,139,953     $  2,112,687
Utilization of net operating
  loss carryforwards              (582,894)      (4,139,953)      (2,112,687)
Alternative minimum tax                 --          239,256          141,377
Other, net                         (18,895)         116,000               --

Total income tax
  (benefit) expense             $  (18,895)    $    355,256     $    141,377


The Company has deferred income tax liabilities and assets arising from the following temporary differences and carryforwards:

                                                      June 30,
                                               1997             1996
Deferred tax liabilities:
  Book basis of property, plant and
    equipment in excess of tax basis       $ 13,318,000    $   9,964,000

Deferred tax assets:
  Net federal and state operating loss
    carryforwards                          $  5,510,000    $   2,531,000
  Nebraska investment credit carryforward     4,528,000        3,597,000
  General business credit carryforward        5,857,000        5,777,000
  AMT credit carryforward and other             420,000          678,000
  Nondeductible accrued expenses                 64,000          303,000

                                             16,379,000       12,886,000

Less:  Valuation allowance                    3,061,000        2,922,000

                                           $ 13,318,000    $   9,964,000

Net deferred income taxes                  $         -0-   $          -0-


                                    (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10.  PREFERRED STOCK

The Company had 25,000 shares authorized of no par value cumulative preferred stock at June 30, 1994. All 25,000 shares were designated 11.5% cumulative preferred stock and were outstanding. Cumulative dividends on the outstanding preferred stock aggregating $174,200 ($6.98 per share) had not been declared or provided for at June 30, 1994. During the fiscal year ended June 30, 1995, the preferred stock was converted into 36,918 shares of common stock.


11.  COMMON STOCK SPLIT

On February 22, 1995, the Company issued 3,786,562 additional shares of common stock necessary to effect a 4-for-3 common stock split. The earnings per common share for the year ended June 30, 1995 has been retroactively adjusted for the above splits as if they had occurred on July 1, 1994.


12.  STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans which are described below. Grants to employees under those plans are accounted for following APB Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted to employees in the financial statements, except under the employee stock purchase plan where compensation expense equals the excess of the fair market value of the shares over the exercise price on the grant date. Grants to non-employees under the plans are accounted for under FAS 123. For the 50,000 options granted to non-employees in the year ended June 30, 1997, $78,868 was recognized as compensation expense. Had compensation cost for all the stock-based compensation plans been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts below:

                                           1997            1996
Net earnings:
  As reported                          $ 1,733,290     $ 11,821,077
  Pro forma                              1,381,750       10,302,658
Earnings per share:
  As reported                              $  .11          $  .74
  Pro forma                                   .09             .65


The pro forma requirements of FAS 123 have been applied only to options granted after June 30, 1995.


                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



12.  STOCK-BASED COMPENSATION (Continued)

Fixed Stock Option Plans - The Company has two fixed option plans under which it may grant options to key employees, officers and directors to purchase common stock, with a maximum term of 10 years, at the market price on the date of grant. Options up to 1,200,000 shares may be granted under the 1990 plan and options up to 3,000,000 shares may be granted under the 1992 plan. All options are 100% vested at the date of grant. The fair value under FAS 123 of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: dividend rate of 0% for all years; price volatility of 51.47% and 51.49%; risk-free interest rates of 6.6% and 6.26%; and expected lives of 5 years and 4 years.

A summary of the status of the two fixed plans at June 30, 1997, 1996, and 1995 and changes during the years then ended is as follows:

                         1997                   1996                   1995
                           Weighted-            Weighted-            Weighted-
                  Number    Average      Number  Average     Number   Average
                    of      Exercise       of    Exercise      of     Exercise
                  Shares     Price       Shares   Price      Shares    Price
Outstanding and
  exercisable
  at beginning
  of year        2,175,154  $5.7334    1,964,675  $4.7652   1,495,800  $3.8410
Granted            204,333   3.9377      986,821   5.1525     522,000   7.8381
Net effect of
  stock split           --                    --              562,354      n/a
Exercised:
  Prior to stock
    split               --                    --              290,600   2.9219
  After stock
    split          124,333   3.3689      776,342   2.5447     324,879   2.8200
Expired or
  surrendered      436,961   5.8665           --                   --

Outstanding and
  exercisable at
  end of year    1,818,193   5.6612    2,175,154   5.7334   1,964,675   4.7652

Weighted-average
  fair value per
  option of
  options granted
  during the year
  under FAS 123      $2.04                $2.38                   n/a


                                   (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


12.  STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about the outstanding options at June 30, 1997:

                                                Weighted-         Weighted
                                                 Average           Average
                                  Number        Remaining         Remaining
  Range of Exercise Prices      Outstanding       Life              Life
      $3.19 to $5.00              443,000       6.1 years        $    3.6480
      $5.12 to $6.12              943,193       5.1 years             5.3779
          $8.34                   432,000       7.4 years             8.3440

                                1,818,193


The Company's 1990 and 1992 Stock Option Plans were approved for modification at the Company's November 1994 annual meeting of stockholders. The approved amendments provide that when optionees exercise their options, above, and remit the exercise payment to the Company, they may be granted a one-time option to purchase a like quantity of Common Shares as those options
exercised (Reload Options).   The Reload Options shall have an
exercise price equal to the closing sales price of the Company's Common Stock on the day in which the original options were exercised, and shall have an exercise period that extends to the later of one year from the date of grant of the Reload Option or the expiration date of the originally exercised option. Options subject to reload included in total outstanding options at June 30, 1997 totaled 975,000 shares. These have a weighted-average exercise price of $6.31.

The implementation of the above amendments to the 1990 and 1992 plans was delayed by the Directors until August 2, 1995. On that date, 366,746 options were granted to optionees who had exercised their options prior to August 2, but after November, 1994, as compensation for the delay in implementation of the "Reload" amendments. The exercise price of these options was $5.25, the closing sales price on August 2, 1995. Further, on August 4, 1995, options totaling 264,675 were exercised; accordingly, Reload Options in the same amount were granted at that day's closing price, also $5.25 per share. These 631,421 options are not subject to further "Reload" provisions.


                               (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


12.  STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan - In August, 1995 the Company adopted a compensatory Employee Stock Purchase Plan, effective for a 3-year period, to provide employees of the Company with an incentive to remain with the Company and an opportunity to participate in the growth of the Company. The plan is administered by the Company's Board of Directors. Employees with one year of service are able to elect annually to purchase shares of the Company's common stock at a price equal to 50% of its lowest market value recorded between May 1 and August 1 of each calendar year. The aggregate number of shares which may be purchased under the plan shall not exceed 80,000 as adjusted for stock splits or stock dividends.

Employees must elect to purchase a designated number of shares on or before May 15 of each calendar year, except that the election for the first year may be made on or before January 31, 1996. The number of shares that may be purchased by each employee is limited to 100 shares per year of service. The shares are paid for by the participating employees through payroll deductions ratably over a five-year period and prepayment is not permitted. The employee vests in the shares over the same five-year period based on the amounts paid.
Shares are transferred to the employee only at the end of the five-year period. Compensation cost is measured on August 1 of each year, which is the first date that both the purchase price and the number of shares are known. The amount of compensation measured on the measurement date is recorded as deferred compensation and charged to expense over the periods in which the employee performs the related services, which is the same as the vesting period.

The Company also adopted a stock purchase plan for certain key management personnel, which is similar to the above plan, except that the aggregate number of shares available shall not exceed 250,000 and the employee is limited to 1,000 shares plus an additional 1,000 shares for each year of service. Vesting is the same as above except that any employee who is also an officer of the Company and who has achieved at least ten continuous years of employment shall have the option to prepay any balance due for shares purchased under the plan. At that time, the Company will immediately transfer said shares to the employee. The amount of compensation measured for this key management employee plan is on the same measurement date as set forth above for the employee plan. Deferred compensation is recorded and charged to expense over the five-year vesting period except for those officers eligible to prepay. For those officers, the expense is recognized immediately upon the measurement date.

                                  (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


12.  STOCK-BASED COMPENSATION (Continued)

Employees and key management personnel elected to purchase shares through the stock purchase plan as noted below:

                           Number
                             of          Exercise         Deferred
              Year         Shares        Per Share      Compensation
              1997         87,600          $ 1.50        $  273,750
              1996         75,700            2.50           141,937


Amortization of the deferred compensation recognized in the income statement was $107,923 and $53,230 for the period ending June 30, 1997 and 1996, respectively. Forfeitures of shares in 1997 from employee terminations totaled 13,539 shares under the 1996 year purchase. The fair value under FAS 123 of each purchased share is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years for all years; dividend rate of 0% for all years; risk-free interest rates of 6.8% and 5.6% in 1997 and 1996, and price volatility of 53% in 1997 and 1996. The weighted average fair value per share granted would be $3.09 in 1997 and $2.91 in 1996.


13.  MAJOR CUSTOMERS

Sales to individual customers of 10% or more of net sales and revenues are as follows:

                  Sales During the Year           Trade Accounts Receivable
                      Ended June 30,                 Balance at June 30,
  Customer     1997         1996         1995        1997           1996
     A      $12,532,761  $        --   $       --   $  421,759    $       --
     B        8,653,840   11,356,458     8,871,672     594,879       568,016
     C        6,460,989    8,553,353     8,384,212     425,999       587,508
     D               --           --     9,345,425          --            --
     E               --   13,917,311            --          --            --

            $27,647,590  $33,827,122   $26,601,309  $ 1,442,637   $1,155,524

                                    (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


14.  EARNINGS PER SHARE

Earnings per common and dilutive common equivalent share
(primary earnings per share) are computed by dividing net earnings by the weighted average number of common stock and common stock equivalent shares with a dilutive effect.

Share and per share information have been adjusted to give effect to stock splits in the three years ended June 30, 1997.

Earnings per common share assuming full dilution assume, in addition to the above, the additional dilutive effect of stock options whenever the period end stock price of the Company is higher than the average stock price of the Company during the period. Such per share amounts are not separately presented since they are equal to earnings per common and dilutive common equivalent share.

The weighted average number of common stock and common stock equivalent shares used in the computation of net earnings per share of common stock is as follows:

                                1997             1996              1995
Earnings per common
  and dilutive common
  equivalent share:
    Weighted average
      common shares          15,933,157       15,736,310        14,760,967
    Stock options                90,323          192,095           908,134

    Average common and
      common dilutive
      shares outstanding     16,023,480       15,928,405        15,669,101

Earnings per common share
  assuming full dilution:
    Additional dilutive
      effect of
      stock options                 --                --                --

    Common stock outstanding
      assuming full
      dilution               16,023,480       15,928,405        15,669,101


                                  (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


15.  ADDITIONAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                       1997           1996            1995
Interest paid                      $ 1,328,310     $ 2,249,297     $ 2,051,866
Income taxes paid                           --         645,000         145,813


The Company had the following non-cash transactions:

                                       1997           1996            1995
Purchase of plant and equipment
  in exchange for debt             $ 3,271,074     $    66,286     $   496,250
Increase in accrued compensation
  costs at implementation of
  employee stock purchase plan         273,750         141,937              --
Surrender of common stock in
  lieu of employee payroll tax
  obligations                          126,251         493,283              --
Increase in additional
  paid-in-capital from tax
  benefit of exercise of
  stock options                             --         116,000              --
Decrease in deferred
  compensation from
  employee terminations                 23,260              --              --
Acceptance of notes receivable
  in exchange for sale of property,
  plant and equipment                       --              --         400,000
Exchange of preferred stock for
  common stock                              --              --         150,000


16.  401(k) PLAN

The Company adopted a 401(k) Plan on June 1, 1991. All employees who are over the age of 19 and have one year (1,000 hours) of service are eligible to participate. Employees may contribute from 1% to 12% of their pay. The Company matches 100% of the first 1% of employee salary deferrals and 50% of the next 5% of employee salary deferrals. The Company contributions to the Plan for the years ended June 30, 1997, 1996 and 1995 were $27,822, $27,100 and $29,165, respectively.





Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

Item 10                    DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied, except as noted below:
Ronald D. Offutt and Arthur Greenberg each failed to timely file one Form 3 and one Form 4 each, with a total of one transaction for each Form 4, for the month of June 1997. The transactions involved the issuance of stock options to each of the individuals as new directors of the Company. The Form 3 and Form 4's reflecting these transactions were filed in October, 1997. Also, Gregory Heuer and Daniel Allison, management personnel of the Company, failed to file one Form 4 each reflecting a total of two transactions each for the month of January 1997. The transactions involved the purchase of stock through an employee stock purchase plan. The Form 4's listing these transactions were filed in March 1997.

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



PART IV

Item 14                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of This Report

     (1)  Financial Statements

         The financial statements, notes and independent auditors' reports described in Item 8, to which reference is hereby made.

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

All forward-looking statements made in these materials and materials incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from those anticipated by certain of the above statements are the following: 1) legislative changes regarding air quality, fuel specifications or incentive programs; 2) changes in cost of grain feedstock; 3) changes in market prices or demand for motor fuels and ethanol. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to, its Proxy Statement, Annual Report, quarterly 10Q filings and press releases, copies of which are available from the Company without charge.

                              SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 10th day of October, 1997.

                              HIGH PLAINS CORPORATION


                              By:/Raymond G. Friend/
                                  Director/President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.

  Signature                    Title                      Date


                               Chairman of the
                               Board and a
/ Daniel O. Skolness   /       Director                   October 10, 1997



/ Raymond G. Friend    /       Director/President         October 10, 1997



/ H.T. Ritchie         /       Director/Secretary         October 10, 1997



/ Donald Schroeder     /       Director/Treasurer         October 10, 1997



/ John F. Chivers      /       Director                   October 10, 1997



/ Donald M. Wright     /       Director                   October 10, 1997



/ Arthur Greenberg     /       Director                   October 10, 1997



/ Ronald Offutt        /       Director                   October 10, 1997

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