Form 10-Q
period 1997-09-30
HIGH PLAINS CORP
filed 1997-11-14
CIK 317551

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997 or

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

                             YES             NO

                   Common Stock, Par Value $.10 per share,
                Outstanding at September 30, 1997 - 15,985,444

PART I                     FINANCIAL INFORMATION


Item 1.                    FINANCIAL STATEMENTS

Balance Sheets                                                       3 - 4

Statements of Operations                                               5

Statements of Stockholders' Equity                                     6

Statements of Cash Flows                                               7

Selected Notes to Financial Statements                               8 - 9


Item 2.            MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS                          9 - 11


PART II                     OTHER INFORMATION


Item 1.  Legal Proceedings                                            12

Item 5.  Other Information                                            12

Item 6.  Exhibits and Reports on Form 8-K                           12 - 13


                          HIGH PLAINS CORPORATION
                               Balance Sheets
                                 (Unaudited)
                     September 30, 1997 and June 30, 1997

                                                September 30,     June 30,
Assets                                              1997            1997
                                                 (Unaudited)         **
Current Assets:
        Cash and cash equivalents                $ 1,585,654     $ 2,389,758
  Accounts Receivable
    Trade (less allowance of $75,000)              5,561,024       4,102,173
    Production credits and incentives                751,297       1,536,541
  Inventories                                      3,211,336       4,246,783
  Current portion of long-term
    notes receivable                                 120,303         117,417
  Prepaid expenses                                   600,195         309,350
  Refundable income tax                                  -0-         145,328
         Total current assets                     11,829,809      12,847,350

  Property, plant and equipment, at cost:
    Land and land improvements                       323,496         323,496
    Ethanol plants                                86,431,195      85,055,215
    Other equipment                                  451,742         393,683
    Office equipment                                 210,608         202,135
    Leasehold improvements                            48,002          48,002
                                                  87,465,043      86,022,531
    Less accumulated depreciation                (21,289,526)    (20,444,381)
      Net property, plant and equipment           66,175,517      65,578,150

Other assets:
  Equipment held for resale                          422,753         427,432
  Deferred loan costs (less accumulated
  amortization of $16,581 and $10,857,
  respectively)                                       97,900         103,623
  Long-term notes receivable, less current
  portion                                             10,562          41,742
  Other                                               76,235          76,235
        Total other assets                           607,450         649,032

                                                 $78,612,776     $79,074,532


See accompanying notes to financial statements.

** From audited financial statements.



                               HIGH PLAINS CORPORATION
                               Balance Sheets Continued
                                     (Unaudited)
                         September 30, 1997 and June 30, 1997

                                                September 30,     June 30,
Liabilities and Stockholders' Equity                1997            1997
                                                (Unaudited)          **
Current liabilities:
  Revolving lines-of-credit                      $ 6,200,000    $ 6,200,000
  Current maturities of capital lease
      obligations                                    515,644        519,384
  Accounts payable                                 3,993,098      5,114,452
  Accrued interest                                   287,401        298,551
  Accrued payroll and property taxes                 558,408        644,846
       Total current liabilities                  11,554,551     12,777,233


Revolving line-of-credit                           7,150,000      7,700,000
Long-term debt, excluding current
  maturities                                       2,376,136      2,500,014
Other                                                448,188        441,109
                                                   9,974,324     10,641,123

Stockholders' equity:
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,396,622
    shares at September 30, 1997 and June
    30, 1997, of which 411,178 shares were
    held as treasury stock at September 30,
    1997 and June 30, 1997                         1,639,662      1,639,662
  Additional paid-in capital                      37,387,203     37,348,072
  Retained earnings                               19,134,508     17,763,627
                                                  58,161,373     56,751,361

  Less:
    Treasury stock - at cost                        (863,911)      (863,911)
    Deferred compensation                           (213,561)      (231,274)
     Total Stockholders' equity                   57,083,901     55,656,176

                                                 $78,612,776    $79,074,532


See accompanying notes to financial statements.

** From audited financial statements.





                              HIGH PLAINS CORPORATION
                              Statements of Operations
                                    (Unaudited)
                    Three Months Ended September 30, 1997 and 1996



                                                  Three Months  Three Months
                                                      Ended         Ended
                                                  September 30,  September 30,
                                                      1997           1996

Net sales and revenues                            $22,570,837     $ 1,339,233
Cost of products sold                              20,506,099       2,567,568
  Gross profit                                      2,064,738      (1,228,335)

Selling, general and administrative
 expenses                                             450,128         313,177
  Operating income (loss)                           1,614,610      (1,541,512)

Other income (expense):
  Interest and other income                            30,937          67,022
  Interest expense                                   (342,588)       (395,358)
  Loss on sale of equipment                               -0-          (5,906)
                                                     (311,651)       (334,242)

  Net earnings (loss) before income
   taxes                                            1,302,959      (1,875,754)

Income tax benefit                                     67,922          37,515

  Net earnings (loss)                             $ 1,370,881     $(1,838,239)


Earnings per common and dilutive common
 equivalent share:
      Net earnings (loss)                         $       .09     $      (.11)



See accompanying notes to financial statements.





                                                          HIGH PLAINS CORPORATION
                                                      Statement of Stockholders' Equity
                                                                (Unaudited)
                                                    Three Months Ended September 30, 1997




                        Common Stock
                                                Additional
                        Number                   Paid-in       Retained      Treasury       Deferred
                       of Shares     Amount      Capital       Earnings       Stock       Compensation     Total

Balance,
 June 30, 1997        16,396,622  $ 1,639,662  $ 37,348,072  $ 17,763,627  $ (863,911)    $ (231,274)   $ 55,656,176

Amortization of
 deferred
 compensation                                                                                 17,713          17,713

Compensation
 expense on stock
 options granted                                     39,131                                                   39,131

Net Earnings for
 the Quarter                                                 $  1,370,881                                  1,370,881


Balance,
 September 30, 1997   16,396,622  $ 1,639,662  $ 37,387,203  $ 19,134,508  $ (863,911)    $ (213,561)   $ 57,083,901


See accompanying notes to financial statements.




                                      HIGH PLAINS CORPORATION
                                      Statements of Cash Flows
                                            (Unaudited)
                            Three Months Ended September 30, 1997 and 1996
                                                        1997          1996
Cash flows from operating activities:
  Net earnings (loss)                               $ 1,370,881   $(1,838,239)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                      850,868       705,125
     Amortization of deferred compensation               17,713         5,887
     Compensation expense on stock options
      granted                                            39,131           -0-
     Payments received on notes receivable               28,294        25,675
Changes in operating assets and liabilities:
  Accounts receivable                                  (673,607)      (13,833)
  Inventories                                         1,035,447        62,211
  Refundable income tax                                 145,328           -0-
  Prepaid expenses                                     (290,845)   (2,233,252)
  Accounts payable                                   (1,121,354)    2,829,568
  Estimated contract commitments                            -0-      (463,884)
  Accrued liabilities                                   (97,589)      (48,016)

  Net cash provided by operating activities           1,304,267      (968,758)

Cash flows from investing activities:
  Proceeds from sale of equipment                         4,679           -0-
  Acquisition of property, plant and equipment       (1,442,512)   (2,124,642)
  Increase in other non-current assets                      -0-       (69,738)

  Net cash used in investing activities              (1,437,833)   (2,194,380)

Cash flows from financing activities:
  Payment on revolving line-of-credit                  (550,000)          -0-
  Payments on capital lease obligations                (127,619)          -0-
  Payment on long-term debt                                 -0-    (4,898,308)
  Proceeds from exercise of options                         -0-       240,754
  Increase in other non-current liabilities               7,079         8,022

  Net cash provided by financing activities            (670,540)   (4,649,532)

  Decrease in cash and cash equivalents                (804,104)   (7,812,670)

Cash and cash equivalents:
Beginning of quarter                                  2,389,758     8,889,246
  End of quarter                                    $ 1,585,654   $ 1,076,576


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the entire year.


(2)  Stock Options

The Company granted the following stock options during the quarter ended September 30, 1997:

                                                           Exercise
                 Date                Options                 Price
               08/01/97              14,000                 $1.50
               09/25/97              25,000                 $3.8125
               09/26/97              15,000                 $3.8750

(3)  Stock-Based Compensation

As part of a retirement benefit package for the former President and Chairman of the Board, the company agreed to a one time grant, on August 1, 1997, of 14,000 non-qualified stock options at an exercise price equal to one-half of the lowest closing price achieved by the Company's stock between May 1, 1997 and August 1, 1997. As noted above, these options were granted at the exercise price of $1.50 per share. These options were accounted for under FAS 123, resulting in $39,131 in compensation expense for the quarter ended September 30, 1997. The Company continues to account for stock-based compensation for employees using the intrinsic value method prescribed in APB No.
25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for all the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and earnings per share above would have been reduced to the proforma amounts below:

    For the quarters ending
     September 30,                            1997             1996

    Net earnings (loss)
     As reported                           $1,370,881      $(1,838,239)
     Pro forma                              1,240,957       (1,989,945)

    Earnings (loss) per share:
     As reported                           $      .09      $      (.11)
     Pro forma                                    .08             (.12)


(4)  Net Income Per Share

The net income per share for the three months ended September 30, 1997 and 1996 has been calculated based on 16,051,411 and 15,988,379 weighted average shares outstanding, respectively. The Company does not present a fully diluted earnings per share amount as options outstanding at September 30, 1997 do not dilute per share amounts by 3% or more.


Part I

                       MANAGEMENTS DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.


Forward-looking Statements

Forward-looking statements in this Form 10-Q, future filings including but not limited to, the Company's annual 10K, Proxy Statement, and 8K filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, change in market prices or demand for motor fuels and ethanol, legislative changes regarding air quality, fuel specifications or incentive programs, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.
The words "estimate", "anticipate", "expect", "predict", "believe" and similar expressions are intended to identify forward-looking statements.

THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1996

Net Sales and Revenues and Operating Expenses and Results of
Operations.

Net sales and revenues for the three months ended September 30, 1997 were higher than net sales and revenues for the same period ended September 30, 1996. During the three months ended September 30, 1997, 12.6 million gallons of fuel grade ethanol were sold at an average price of $1.13 per gallon, compared to 1.0 million gallons sold during the same period ended September 30, 1996, at an average price of $1.19 per gallon. Industrial grade ethanol sold during the three months ended September 30, 1997 totaled .84 million gallons at an average price of $1.31 per gallon. The York facility had not been retrofitted for the production of industrial grade ethanol as of the quarter ended
September 30, 1996. Higher net sales and revenues were a direct result of the prior year's temporary shutdown of the Company's production facilities. At the York Plant there was no production for the entire period ended September 30, 1996 and on a very limited basis in the month of September 1996 for the Colwich Plant.

Cost of products sold as a percentage of net sales and revenues was 90.9% and 191.7% for the three month periods ended September 30, 1997 and 1996, respectively. The decrease in cost of products sold as a percentage of net sales and revenues was due to the Company operating its production facilities at normal capacity during the period ended September 30, 1997 compared to the limited production noted above for the same period ended September 30, 1996.

Selling, general and administrative expenses increased 43.7% for the three months ended September 30, 1997, compared to the same period ended September 30, 1996. This increase is a result of a return to normal staffing during the period ended September 30, 1997 compared to minimal staffing during the temporary shutdown of the plants for the period ended September 30, 1996.

Net earnings increased from (137.3%) as a percentage of sales for the three months ended September 30, 1996 to net earnings of 6.1% as a percentage of sales for the same period ended September 30, 1997. The increase in net earnings as a percentage of sales results primarily from normal operations at both production facilities during the period ending September 30, 1997 compared to the temporary suspension of operations at the York Plant and the re-opening of the Colwich Plant in mid-September 1996.

Liquidity and Capital Resources

The Company's primary source of funds during the first fiscal quarter of 1998 was cash flow from operations. At September 30, 1997, the Company had a working capital surplus of $275,258. Working capital increased compared to the June 30, 1997 surplus of $70,117. This increase is the net effect of a decrease in inventories, increase in accounts receivables and the decrease in trade payables.

Capital expenditures in the first three months of fiscal 1998 amounted to $1.4 million compared to $2.1 million, for the same period in fiscal 1997. these expenditures were primarily for modifications at the York, Nebraska plant.

In the opinion of management, funds expected to be generated from future operations, the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future.
 The Company may however, issue debt and equity securities as additional sources of financing as needed.


Seasonality

Currently, concerns over possible increases in grain export levels have allowed exchange-traded grain futures to remain stronger than normal in spite of the anticipation of a large corn crop. However, cash grain prices have decreased with the onset of the autumn harvest compared to the high price levels that occurred for most of last fiscal year. As autumn harvest continues and the actual grain production is determined, the Company believes that grain prices will trend lower in response to the anticipated near record corn crop.

The Company believes on hand inventory levels of finished ethanol are at historically typical levels. Most plants have been operating for approximately a year since the high grain prices of 1996 curtailed production.

A seasonal increase in demand for ethanol resulting from the Federal Wintertime Oxygen Program is once again occurring. Along with the September startup of the program, the industry has experienced both a significant increase in fuel ethanol demand and a price increase of about $.10 per gallon. There have been no material changes in the scope of the Federal Oxygen Program, so production volume and demand are expected to be similar to last year's program.

PART II
                             OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended September 30, 1997 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.  SUBSEQUENT EVENTS.

Subsequent to September 30, 1997 the Company resolved all on-going lawsuits between itself and Commodity Specialist Company. In addition, the Company reached a compromised settlement with Summit Resource Management, Inc. The Company believes that the resolution of these suits does not have a material adverse effect on the Company's financial condition.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1   Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K's:

      July 31, 1997          Announcement of material improvement to
                             quality of industrial grade ethanol
                             produced

      September 10, 1997     Company announced fiscal year end earnings
                             and earnings per share at June 30, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PLAINS CORPORATION



Date   November 12, 1997                                 s/Raymond G. Friend
                                                         President