Form 10-Q
period 1997-12-31
HIGH PLAINS CORP
filed 1998-02-13
CIK 317551

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1997 or

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

                             YES              NO

                    Common Stock, Par Value $.10 per share,
                 Outstanding at December 31, 1997 - 15,985,444

PART I                     FINANCIAL INFORMATION


Item 1.                    FINANCIAL STATEMENTS

Balance Sheets                                                          3 - 4

Statements of Operations                                                  5

Statements of Stockholders' Equity                                        6

Statements of Cash Flows                                                  7

Selected Notes to Financial Statements                                  8 - 9


Item 2.             MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS                            10 - 13


PART II                     OTHER INFORMATION


Item 1.  Legal Proceedings                                               14

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                15


                         HIGH PLAINS CORPORATION
                              Balance Sheets
                               (Unaudited)
                    December 31, 1997 and June 30, 1997


                                                  December 31,      June 30,
Assets                                                1997            1997
                                                   (Unaudited)         **
Current Assets:
  Cash and cash equivalents                      $  2,270,262    $  2,389,758
  Accounts Receivable
    Trade (less allowance of $75,000)               7,560,546       4,102,173
    Production credits and incentives                 305,324       1,536,541
  Inventories                                       3,158,442       4,246,783
  Current portion of long-term
    notes receivable                                  101,876         117,417
  Prepaid expenses                                    853,936         309,350
  Refundable income tax                                   -0-         145,328
         Total current assets                      14,250,386      12,847,350

  Property, plant and equipment, at cost:
    Land and land improvements                        323,496         323,496
    Ethanol plants                                 90,842,139      85,055,215
    Other equipment                                   500,248         393,683
    Office equipment                                  217,011         202,135
    Leasehold improvements                             48,002          48,002
                                                   91,930,896      86,022,531
    Less accumulated depreciation                 (22,111,070)    (20,444,381)
      Net property, plant and equipment            69,819,826      65,578,150

Other assets:
  Equipment held for resale                           416,512         427,432
  Deferred loan costs (less accumulated
    amortization of $22,305 and $10,857,
    respectively)                                     111,911         103,623
  Long-term notes receivable, less current
    portion                                               -0-          41,742
  Other                                                76,235          76,235
        Total other assets                            604,658         649,032

                                                 $ 84,674,870    $ 79,074,532



See accompanying notes to financial statements.


** From audited financial statements.



                             HIGH PLAINS CORPORATION
                             Balance Sheets Continued
                                   (Unaudited)
                       December 31, 1997 and June 30, 1997

                                                  December 31,     June 30,
Liabilities and Stockholders' Equity                  1997           1997
                                                   (Unaudited)        **
Current liabilities:
  Revolving lines-of-credit                       $  5,700,000  $  6,200,000
  Current maturities of capital lease
    obligations                                        507,512       519,384
  Accounts payable                                   6,250,289     5,114,452
  Accrued interest                                     288,841       298,551
  Accrued payroll and property taxes                   617,486       644,846
      Total current liabilities                     13,364,128    12,777,233

Revolving line-of-credit                            11,100,000     7,700,000
Long-term debt, excluding current
  maturities                                         2,252,870     2,500,014
Other                                                  453,328       441,109
                                                    13,806,198    10,641,123

Stockholders' equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,396,622
  shares at December 31, 1997 and June
  30, 1997, of which 411,178 shares were
  held as treasury stock at December 31,
  1997 and June 30, 1997                            1,639,662      1,639,662
  Additional paid-in capital                       37,387,203     37,348,072
  Retained earnings                                19,539,916     17,763,627
                                                   58,566,781     56,751,361

  Less:
    Treasury stock - at cost                         (863,911)      (863,911)
    Deferred compensation                            (198,326)      (231,274)
       Total stockholders' equity                  57,504,544     55,656,176

                                                 $ 84,674,870   $ 79,074,532




See accompanying notes to financial statements.



** From audited financial statements.


                           HIGH PLAINS CORPORATION
                            Statements of Income
                                (Unaudited)
               Three Months Ended December 31, 1997 and 1996
              and Six Months Ended December 31, 1997 and 1996



                              Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                              1997          1996         1997         1996
Net sales and revenues    $21,660,983   $16,788,867   $44,231,820  $18,128,100
Cost of products sold      20,489,792    12,958,972    40,995,891   15,526,540
  Gross Profit              1,171,191     3,829,895     3,235,929    2,601,560

Selling, general and
administrative expenses       465,213       414,367       915,342      727,544
  Operating income            705,978     3,415,528     2,320,587    1,874,016

Other income (expense):
  Interest expense           (324,534)     (372,279)     (667,122)    (767,637)
  Interest and
    other income               31,932        30,887        62,871       92,003
                             (292,602)     (341,392)     (604,251)    (675,634)

Net earnings before
  income taxes                413,376     3,074,136     1,716,336    1,198,382

Income tax expense
  (benefit)                     7,968        61,425       (59,953)      23,910

Net earnings              $   405,408   $ 3,012,711   $ 1,776,289  $ 1,174,472

Diluted earnings per
share:
  Net earnings            $       .03   $       .19   $       .11  $       .07



See accompanying notes to financial statements.



                                         HIGH PLAINS CORPORATION
                                    Statements of Stockholders' Equity
                                               (Unaudited)
                                    Six Months Ended December 31, 1997


                    Common
                    Stock
                                           Additional
                    Number      Amount      Paid-in       Retained      Treasury       Deferred        Total
                   of Shares                Capital       Earnings       Stock       Compensation
Balance,
 June 30, 1997   16,396,622  $ 1,639,662  $ 37,348,072  $ 17,763,627  $ (863,911)    $ (231,274)   $ 55,656,176

Amortization of
 deferred compensation                                                                   17,713          17,713

Compensation expense
 on stock options
 granted                                        39,131                                                   39,131

Net earnings for
 the quarter                                               1,370,881                                  1,370,881


Balance,
 September 30,
 1997            16,396,622  $ 1,639,662  $ 37,387,203  $ 19,134,508  $ (863,911)    $ (213,561)   $ 57,083,901


Amortization of
 deferred compensation                                                                   15,235          15,235

Net earnings for
 the quarter                                                 405,408                                    405,408


Balance
 December 31,
 1997            16,396,622  $ 1,639,662  $ 37,387,203  $ 19,539,916  $ (863,911)    $ (198,326)   $ 57,504,544





See accompanying notes to financial statements.




                                HIGH PLAINS CORPORATION
                               Statements of Cash Flows
                                      (Unaudited)
                       Six Months Ended December 31, 1997 and 1996
                                                     1997            1996
Cash Flows from operating activities:
 Net earnings                                    $ 1,776,289     $ 1,174,472
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                   1,682,192       1,378,825
   Amortization of deferred compensation              32,948          18,201
   Compensation expense on stock options granted      39,131             -0-
   (Gain) on sale of equipment                        (1,050)           (576)
   Payments on notes receivable                       57,283          51,982
Changes in operating assets and liabilities:
 Accounts receivable                              (2,227,156)     (3,136,393)
 Inventories                                       1,088,341      (3,430,856)
 Refundable income tax                               145,328             -0-
 Prepaid expenses                                   (544,586)     (1,427,823)
 Accounts payable                                  1,135,837       4,960,408
 Estimated contract commitments                          -0-        (629,093)
 Accrued liabilities                                 (37,070)       (100,346)

      Net cash provided by operating activities    3,147,487      (1,141,199)

  Cash flows from investing activities:
 Proceeds from sale of equipment                       8,590       3,178,592
 Acquisition of property, plant and equipment     (5,904,041)     (4,867,025)
 Increase in other non-current assets                (19,735)        (37,885)

      Net cash used in investing activities       (5,915,186)     (1,726,318)

  Cash flows from financing activities:
  Proceeds from revolving line-of-credit           5,700,000             -0-
  Payments on revolving lines-of-credit           (2,800,000)            -0-
  Payments on capital lease obligations             (264,016)       (57,030)
  Payment on long-term debt                              -0-     (5,133,700)
  Proceeds from exercise of options                      -0-        314,317
  Increase in other non-current liabilities           12,219          9,065

      Net cash provided by financing activities    2,648,203     (4,867,348)

      Decrease in cash and cash equivalents         (119,496)    (7,734,865)

Cash and cash equivalents:
     Beginning of period                           2,389,758      8,889,246
     End of period                               $ 2,270,262    $ 1,154,381


See accompanying notes to financial statements.


                            HIGH PLAINS CORPORATION
                    Selected Notes to Financial Statements


(1)   Basis Of Presentation

The accompanying financial statements have been prepared by High Plains Corporation ("Company) without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the entire year.

(2)  Financial Arrangements

On December 11, 1997 the Company amended its existing loan agreement with its primary lender, which provided for the expansion of the revolving credit note limit to $6.5 million with a maturity date of January 10, 1999. The existing reducing revolving credit line was also increased to approximately $15.4 million, with quarterly principal payments increasing to $850,000 beginning March 31, 1998. The amended agreement also provides for a lien on the Company's real property located at Colwich, Kansas in the amount of $6 million plus an additional lien on all property and equipment located at the Company's new facility in Portales, New Mexico.

(3)  Stock Options

On December 16, 1997, 60,000 options were granted at $3.125 per share to certain directors in lieu of compensation. The options were issued at the fair market value of the stock on that date.

(4)  Stock-Based Compensation

The Company continues to account for stock-based compensation for employees using the intrinsic value method prescribed in APB No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to the pro forma amounts below:

For the three months ending
 December 31,                               1997            1996
    Net earnings
      As reported                        $  405,408      $3,012,711
      Pro forma                             236,744       2,702,615

    Diluted earnings per share:
      As reported                        $      .03      $      .19
      Pro forma                                 .01             .17

For the six months ending
 December 31,

    Net earnings
      As reported                        $1,776,289      $1,174,472
      Pro forma                           1,466,193         947,090

    Diluted earnings per share:
      As reported                        $      .11      $      .07
      Pro forma                                 .09             .06


The Company's basic earnings per share for the pro forma information noted above is the same as the Company's diluted earnings per share for all the periods disclosed.


(5)  Earnings Per Share

The Company, as required under FASB Statement No. 128 Earnings Per Share (FAS
128) has replaced the presentation of primary earnings per share (EPS) with Basic EPS and Diluted EPS. Under FAS 128 both the basic and diluted must be presented in the financial statements. Also, under the FAS 128 all prior period EPS data presented in the financial statements must be restated for comparative purposes.

The diluted earnings per share for the three months ended December 31, 1997 and 1996 have been calculated based on 16,020,735 and 16,118,299 diluted shares outstanding, respectively. The diluted earnings per share for the six months ended December 31, 1997 and 1996 have been calculated based on 16,033,290 and 16,098,487, respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.

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

Six Months Ended December 31, 1997 and 1996

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 1997, were higher than net sales for the same period ended December 31, 1996. During the six months ended December 31, 1997, approximately 25.5 million gallons of fuel grade ethanol were sold at an average price of $1.13 per gallon compared to 8.9 million gallons sold at an average price of $1.40 per gallon, for the same period ending December 31, 1996. In addition, approximately 1.5 million gallons of industrial grade ethanol were sold at an average price of $1.34 per gallon during the six months ended December 31, 1997. Industrial grade ethanol production capabilities were not available during the same period ending December 31, 1996. Fuel grade gallons sold increased 186% due to the increased production available for sale compared to reduced production resulting from the temporary shutdown of the Colwich and York facilities during fiscal 1997. The Colwich facility began producing in September, 1996 and the York facility re-opened in October, 1996.

Cost of sales as a percentage of net sales was 92.7% and 85.6% for the six month periods ended December 31, 1997 and 1996, respectively. The increase in the cost of sales as a percentage of net sales was primarily due to the decrease in the average sale price for fuel grade ethanol offset by a decrease in average grain prices. The average cost of grain declined to $2.43 per bushel for the six months ended December 31, 1997, down from $2.67 per bushel for the same period in 1996.

Selling, general and administrative expenses increased 25.8% for the six months ended December 31, 1997, compared to the same period ended December 31, 1996. this increase is the result of a net increase in administrative costs related to the temporary shutdown and subsequent re-opening of the Company's plants during fiscal 1997.

Net Earnings.

Net earnings increased 51.2% for the six months ended December 31, 1997, compared to earnings for the same period in 1996. Net earnings as a percentage of net sales and revenues decreased from 6.5% to 4.0%, due to an increase in cost of sales combined with a decrease in the average sale price for ethanol in the 1997 period compared to the same period in 1996. Diluted earnings per share at December 31, 1997, were 57.1% higher than diluted earnings per share for the same period in 1996 due to the increase in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended December 31, 1997 and 1996

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended December 31, 1997, increased compared to the same period in 1996. During the quarter ended December 31, 1997, approximately 12.9 million gallons of fuel grade ethanol were sold at an average price of $1.13 per gallon compared to approximately 7.9 million gallons sold during the same period in 1996 at an average price of $1.42 per gallon. Fuel grade gallons sold during the three months ended December 31, 1997 increased 63.3% compared to the same period in 1996 due to the limited production at the York, Nebraska plant from the late October 1996 start-up. In addition, approximately .7 million gallons of industrial grade ethanol was sold at an average price of $1.36 per gallon during the three months ended December 31, 1997, compared to zero production or sales in the same period in 1996.

Cost of sales as a percentage of net sales and revenues was 94.6% and 77.2% for the three month periods ended December 31, 1997 and 1996, respectively. The increase in cost of sales as a percentage of sales is primarily due to a decrease in the cost of grain offset by a decrease in the average sale price for fuel grade ethanol. The average cost of grain decreased 10.4% to $2.40 per bushel for the three months ended December 31, 1997, down from $2.65 per bushel for the same period ended December 31, 1996.

Selling, general and administrative expenses increased 12.3% for the three months ended December 31, 1997, compared to the period ended December 31, 1996. The increase was primarily due to administrative costs in the prior fiscal year being below typical levels as a result of the temporary shut down of the Company's plants during the prior fiscal year.

Net Earnings.

Net earnings decreased 86.5% for the three months ended December 31, 1997 from the prior period in 1996. The decline in net earnings was due to the increase in cost of sales in the 1997 period compared to 1996. Diluted earnings per share for the three months ended December 31, 1997 decreased 84.2% compared to diluted earnings per share for the three months ending December 31, 1996, as a result of the decrease in net earnings.

Liquidity and Capital Resources

The Company's primary source of funds during the second quarter of fiscal 1998 was cash flow from operations. At December 31, 1997, the Company had working capital of $.9 million compared to working capital of approximately $70,000 at June 30, 1997. The increase in the working capital was primarily as a result of an increase in trade accounts receivable.

Cash flow from operating activities amounted to $3,147,487 in the first six months of fiscal 1997 compared to $(1,141,199) for the same period in fiscal 1996. The increase in cash flow was a result of six months of operations during the period ending December 31, 1997 compared to the temporary shut down of the Company's production facilities for more than 50% of that same period in fiscal 1996.

Capital expenditures in the first six months of fiscal 1997 amounted to $5,913,421 compared with $4,867,025 for the same period in fiscal 1996. These expenditures were primarily made as part of the acquisition of the Portales, New Mexico facility.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.

Seasonality

Grain prices typically decline into and during harvest, due to expected and eventual accumulation of grain inventories. The United States and several other grain producing areas are believed to be experiencing near record crop sizes this calendar year. In the U.S. where the elevators have been full, where corn and milo was stored on the ground during harvest, where the expectations for the excellent wintertime moisture providing for a good winter wheat crop seem very valid, and where corn and milo exports are believed to be below five year lows, one could normally project lower grain prices. However, the fear of projected El Nino induced weather patterns which could cause growing season droughts is modifying normal seasonal trends and causing monetary funds to invest in grain positions, thereby keeping the price of grain high. While the effects of El Nino events are unpredictable, many experts agree that the likelihood of grain prices following normal seasonal trends will be small until the 1998 corn crop reaches a maturity level that will guarantee a good crop and sufficient inventories for the next year. That maturity level of the corn crop is expected to be reached no sooner than July of 1998.

The Company believes that on hand inventory levels of finished ethanol are at historically typical levels. Ethanol sales prices for the wintertime have increased by approximately $.10 per gallon compared to summertime prices to reflect the additional demand that is experienced as a result of the wintertime Federal Oxygen Program, that requires oxygenate levels in fuel in approximately forty metropolitan areas over various periods ranging from September through March. Orders for ethanol for the wintertime period have been received and are being filled. The Company expects orders covering the summertime periods to be received by late February and that those summertime gallons will be sold at seasonally expected lower prices compared to wintertime prices.

Several other factors that may cause the ethanol business to reflect other than normal seasonal trends are legislative initiatives currently underway in California and a scientific study which is in process and is examining issues concerning ethanol's volatility. If these initiatives are implemented or the scientific findings favor ethanol the Company may experience a significant increase in year round demand.

                                  PART II
                            OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 1997 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 16, 1997. The meeting involved the election of two directors, Raymond G. Friend and Donald D. Schroeder.


  Voting results:
                                                             BROKER
                         FOR       AGAINST   ABSTENTIONS    NONVOTES
Raymond G. Friend     12,897,406     -0-       256,037         -0-
Donald D. Schroeder   12,896,401     -0-       257,042         -0-


The following details the issues which were presented to stockholders for vote and the results of that vote:

(1) Ratify the appointment of Allen, Gibbs & Houlik, LC as the Company's independent public accountants.

(2)  To modify the Company's 1992 Stock Option Plan.

                                                             BROKER
           RESULTS       FOR       AGAINST   ABSTENTIONS    NONVOTES
             (1)      12,939,841    125,921     87,681         -0-
             (2)       5,643,555  1,196,564    215,144         -0-



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1  Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K's:



  October 16, 1997    Company announced first quarter earnings and earnings
                      per share for the period ending September 30, 1997.


  November 13, 1997   Announcement of long-term contract for the sale of CO2
                      at York, Nebraska facility.


  December 17, 1997   Announcement of acquisition of ethanol plant located
                      in Portales, New Mexico.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIGH PLAINS CORPORATION

Date  February 11, 1998                      Raymond G. Friend
                                             President