Form 10-Q
period 1998-03-31
HIGH PLAINS CORP
filed 1998-05-15
CIK 317551

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998 or

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

                               YES             NO

                     Common Stock, Par Value $.10 per share,
                   Outstanding at March 31, 1998 - 15,999,444

PART I                       FINANCIAL INFORMATION


Item 1.                      FINANCIAL STATEMENTS

Balance Sheets                                                           3 - 4

Statements of Operations                                                   5

Statements of Stockholders' Equity                                         6

Statements of Cash Flows                                                   7

Selected Notes to Financial Statements                                   8 - 9


Item 2.             MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS                           10 - 13


PART II                       OTHER INFORMATION


Item 1.  Legal Proceedings                                                14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 6.  Exhibits and Reports on Form 8-K                                 14

                           HIGH PLAINS CORPORATION
                                Balance Sheets
                                 (Unaudited)
                       March 31, 1998 and June 30, 1997




                                                   March 31,       June 30,
Assets                                               1998            1997
                                                  (Unaudited)         **
Current Assets:
  Cash and cash equivalents                       $  2,016,821   $  2,389,758
  Accounts Receivable
    Trade (less allowance of $75,000)                5,584,488      4,102,173
    Production credits and incentives                  303,149      1,536,541
  Inventories                                        6,208,561      4,246,783
  Current portion of long-term
    notes receivable                                    72,174        117,417
  Prepaid expenses                                     590,236        309,350
  Refundable income tax                                    -0-        145,328
         Total current assets                       14,775,429     12,847,350

  Property, plant and equipment, at cost:
    Land and land improvements                         323,496        323,496
    Ethanol plants                                  92,011,343     85,055,215
    Other equipment                                    549,280        393,683
    Office equipment                                   255,735        202,135
    Leasehold improvements                              48,428         48,002
                                                    93,188,282     86,022,531
    Less accumulated depreciation                  (22,988,410)   (20,444,381)
      Net property, plant and equipment             70,199,872     65,578,150

Other assets:
  Equipment held for resale                            601,015        427,432
  Deferred loan costs (less accumulated
    amortization of $30,200 and $10,857,
    respectively)                                      119,016        103,623
  Long-term notes receivable, less current
    portion                                                -0-         41,742
  Other                                                 67,081         76,235
        Total other assets                             787,112        649,032

                                                  $ 85,762,413   $ 79,074,532


                  See accompanying notes to financial statements.

                      ** From audited financial statements.


                            HIGH PLAINS CORPORATION
                           Balance Sheets Continued
                                  (Unaudited)
                        March 31, 1998 and June 30, 1997

                                                   March 31,       June 30,
Liabilities and Stockholders' Equity                 1998            1997
                                                  (Unaudited)         **
Current liabilities:
  Revolving lines-of-credit                       $  7,400,000   $  6,200,000
  Current maturities of capital lease
    obligations                                        489,970        519,384
  Accounts payable                                   6,713,011      5,114,452
  Accrued interest                                     287,151        298,551
  Accrued payroll and property taxes                   932,273        644,846
      Total current liabilities                     15,822,405     12,777,233

Revolving line-of-credit                            10,150,000      7,700,000
Capital lease obligation, excluding current
  maturities                                         2,140,781      2,500,014
Other                                                  408,200        441,109
                                                    12,698,981     10,641,123

Stockholders' equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,410,622
  shares at March 31, 1998 and 16,396,622
  shares at June 30, 1997, of which 411,178
  shares were held as treasury stock at
  March 31, 1998 and June 30, 1997                   1,641,062      1,639,662
  Additional paid-in capital                        37,406,803     37,348,072
  Retained earnings                                 19,240,491     17,763,627
                                                    58,288,356     56,751,361

  Less:
    Treasury stock - at cost                          (863,911)      (863,911)
    Deferred compensation                             (183,418)      (231,274)
       Total stockholders' equity                   57,241,027     55,656,176

                                                  $ 85,762,413   $ 79,074,532


                 See accompanying notes to financial statements.

                     ** From audited financial statements.


                            HIGH PLAINS CORPORATION
                             Statements of Income
                                 (Unaudited)
                  Three Months Ended March 31, 1998 and 1997
                and Nine Months Ended March 31, 1998 and 1997


                               Three Months Ended        Nine Months Ended
                                    March 31,                 March 31,
                               1998         1997         1998         1997

Net sales                  $19,123,056  $20,570,905   $63,354,876  $38,699,005
Cost of sales               18,685,219   19,608,559    59,681,110   35,135,099
  Gross Profit                 437,837      962,346     3,673,766    3,563,906

Selling, general and
administrative expenses        366,580      340,815     1,281,920    1,068,360
  Operating income              71,257      621,531     2,391,846    2,495,546

Other income (expense):
  Interest and other
    income                      31,348       24,504        93,168      115,933
  Interest expense            (394,878)    (348,910)   (1,062,001)  (1,116,547)
  Gain on sale of
   equipment and property          -0-      139,488         1,050      140,063

                              (363,530)     184,918      (967,783)    (860,551)

Net (loss) earnings
  before income taxes         (292,273)     436,613     1,424,063    1,634,995

Income tax expense
  (benefit)                      7,152        8,691       (52,801)      32,601

Net (loss) earnings        $  (299,425)  $  427,922   $ 1,476,864  $ 1,602,394


Diluted (loss) earnings
  per share                $      (.02)  $      .03   $       .09  $       .10



                   See accompanying notes to financial statements.


                            HIGH PLAINS CORPORATION
                      Statements of Stockholders' Equity
                                (Unaudited)
                       Nine Months Ended March 31, 1998


                   Common
                   Stock
                                              Additional
                   Number         Amount       Paid-in       Retained      Treasury      Deferred     Total
                   of Shares                   Capital       Earnings       Stock      Compensation

Balance,
 June 30, 1997    16,396,622    $ 1,639,662  $ 37,348,072  $ 17,763,627  $ (863,911)  $ (231,274)  $ 55,656,176

Amortization of
 deferred
 compensation                                                                             17,713         17,713

Compensation
 expense on
 stock options
 granted                                           39,131                                                39,131

Net earnings for
 the quarter                                                  1,370,881                               1,370,881


Balance,
 September 30,
 1997             16,396,622    $ 1,639,662  $ 37,387,203  $ 19,134,508  $ (863,911)  $ (213,561)  $ 57,083,901



Amortization of
 deferred
 compensation                                                                             15,235         15,235

Net earnings for
 the quarter                                                    405,408                                 405,408


Balance
 December 31,
 1997             16,396,622    $ 1,639,662  $ 37,387,203  $ 19,539,916  $ (863,911)  $ (198,326)  $ 57,504,544

Amortization of
 deferred
 compensation                                                                             14,908         14,908

Exercise of
 options              14,000          1,400        19,600                                                21,000

Net loss for
 the quarter                                                   (299,425)                               (299,425)


Balance
 March 31,
 1998             16,410,622    $ 1,641,062  $ 37,406,803  $ 19,240,491  $ (863,911)  $ (183,418)  $ 57,241,027

                                    See accompanying notes to financial statements.


                                HIGH PLAINS CORPORATION
                                Statements of Cash Flows
                                     (Unaudited)
                      Nine Months Ended March 31, 1998 and 1997

                                                      1998             1997
Cash Flows from operating activities:
 Net earnings                                     $ 1,476,864      $ 1,602,394
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                    2,593,785        2,308,844
   Amortization of deferred compensation               47,856           32,264
   Gain on sale of equipment                           (1,050)        (140,063)
   Payments on notes receivable                        86,985          133,936
Changes in operating assets and liabilities:
 Accounts receivable                                 (248,923)      (5,978,504)
 Inventories                                       (1,961,778)      (2,162,879)
 Refundable income tax                                145,328              -0-
 Prepaid expenses                                    (280,886)        (271,892)
 Accounts payable                                   1,598,559        4,587,825
 Accrued liabilities                                  276,027          414,934
 Estimated contract commitments                           -0-         (629,093)

      Net cash provided by operating activities     3,732,767         (102,234)

  Cash flows from investing activities:
 Proceeds from sale of equipment                        8,590        3,318,345
 Acquisition of property, plant and equipment      (7,372,287)      (6,553,264)
 Increase in other non-current assets                 (25,582)         (43,115)

      Net cash used in investing activities        (7,389,279)      (3,278,034)

  Cash flows from financing activities:
  Proceeds from short-term debt                           -0-        4,000,000
  Proceeds from long-term debt                            -0-       11,000,000
  Proceeds from revolving lines-of-credit           7,700,000              -0-
  Payment on long-term debt                               -0-      (19,895,238)
  Payment on capital lease obligations               (393,647)        (174,812)
  Payment on revolving lines-of-credit             (4,050,000)             -0-
  Proceeds from exercise of options                    60,131          418,869
  (Decrease) increase in other non-current
    liabilities                                       (32,909)          18,693


   Net cash provided by financing activities        3,283,575       (4,632,488)

      Decrease in cash and cash equivalents          (372,937)      (8,012,756)

    Cash and cash equivalents
     Beginning of period                            2,389,758        8,889,246
     End of period                                $ 2,016,821      $   876,490

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the entire year.

(2)  Ethanol Production Business

In December 1997, the Company acquired its third fuel grade ethanol facility located in Portales, New Mexico. The plant was refurbished and test runs performed during January and February of 1998 due to the extended shutdown of approximately two years by the previous owners. In March 1998 full production was initiated and approximately 1.0 million gallons were produced. The plant has a rated capacity of about 13 million gallons per year.

(3)  Stock Options

On February 20, 1998, 14,000 options were exercised at $1.50 per share. These options did not contain any reload features.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to the pro forma amounts below:

For the three months ending
 March 31,                                      1998              1997
    Net (loss) earnings
      As reported                           $  (299,425)      $   427,922
      Pro forma                                (299,425)          346,736

    Diluted (loss) earnings per share:
      As reported                           $      (.02)      $       .03
      Pro forma                                    (.02)              .02

For the nine months ending
 March 31,

    Net earnings
      As reported                           $ 1,476,864       $ 1,602,394
      Pro forma                               1,199,646         1,316,802

    Diluted earnings per share:
      As reported                           $       .09       $       .10
      Pro forma                                     .08               .08


The Company's basic earnings per share for the pro forma information noted above are the same as the Company's diluted earnings per share for all the periods disclosed.


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

The diluted earnings per share for the three months ended March 31, 1998 and 1997 have been calculated based on 16,009,802 and 15,996,437 diluted shares outstanding, respectively. The diluted earnings per share for the nine months ended March 31, 1998 and 1997 have been calculated based on 16,018,715 and 16,065,434, respectively. The Company's diluted (loss) earnings per share in the financial statements contained herein are the same as the basic (loss) earnings per share for each of the periods disclosed.

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

Nine Months Ended March 31, 1998 and 1997

Net Sales and Operating Expenses.

Net sales and revenues for the nine months ended March 31, 1998, were higher than net sales for the same period ended March 31, 1997. During the nine months ended March 31, 1998, approximately 35.7 million gallons of fuel grade ethanol were sold at an average price of $1.15 per gallon compared to 20.8 million gallons sold at an average price of $1.29 per gallon, for the same period ending March 31, 1997. In addition, approximately 2.2 million gallons of industrial grade ethanol were sold at an average price of $1.48 per gallon during the nine months ended March 31, 1998. Industrial grade ethanol production capabilities and sales were not significant during the same period ending March 31, 1997. Fuel grade gallons sold increased 72% due to the increased production available for sale compared to reduced production resulting from the temporary shutdown of the Colwich and York facilities during fiscal 1997. In addition, the Company's Portales facility sold .3 million gallons of fuel grade ethanol during it's startup and operations which began in March, 1998.

Cost of sales as a percentage of net sales was 94.2% and 90.8% for the nine month periods ended March 31, 1998 and 1997, respectively. The slight increase in the cost of sales as a percentage of net sales was primarily due to the decrease in the average sale price for fuel grade ethanol offset by a decrease in average grain prices. The average cost of grain declined to $2.44 per bushel for the nine months ended March 31, 1998, down from $2.59 per bushel for the same period in 1997.

Selling, general and administrative expenses increased 19.9% for the nine months ended March 31, 1998, compared to the same period ended March 31, 1997.
 This increase is primarily due to administrative costs in the prior fiscal year being below typical levels as a result of the temporary shutdown of the Company's plants during the prior fiscal year.


Net Earnings.

Net earnings decreased 7.8% for the nine months ended March 31, 1998, compared to earnings for the same period in 1997. Net earnings as a percentage of net sales and revenues decreased from 4.1% to 2.3%, due to an increase in cost of sales combined with a decrease in the average sale price for ethanol in the 1998 period compared to the same period in 1997. Diluted earnings per share at March 31, 1998 were 10% lower than diluted earnings per share at March 31, 1997 due to a decline in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended March 31, 1998 and 1997

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended March 31, 1998, decreased 6.7% compared to the same period in 1997. During the quarter ended March 31, 1998, approximately 10.3 million gallons of fuel grade ethanol were sold at an average price of $1.10 per gallon compared to approximately 11.9 million gallons sold during the same period in 1997 at an average price of $1.22 per gallon. The average sale price declined for the three months ended March 31, 1998, compared to the same period in 1997 in response to decreasing spot market prices for fuel grade ethanol. Fuel grade gallons sold during the three months ended March 31, 1998 decreased 13.3% compared to the same period in 1997 due to reduced fuel grade production in response to lower prices. In addition, approximately 1.0 million gallons of industrial grade ethanol was sold at an average price of $1.39 per gallon during the three months ended March 31, 1998, compared to zero sales in the same period in 1997.

Cost of sales as a percentage of net sales and revenues was 97.7% and 95.3% for the three month periods ended March 31, 1998 and 1997, respectively. The slight increase in cost of sales as a percentage of sales is primarily due to a decrease in the average sale price for fuel grade ethanol. The average cost of grain decreased slightly to $2.48 per bushel for the three months ended
March 31, 1998, down from $2.51 per bushel for the same period ended
March 31, 1997.

Selling, general and administrative expenses increased 7.0% for the three months ended March 31, 1998, compared to the period ended March 31, 1997. The increase was primarily due to administrative costs related to the startup of the Company's production facility in Portales, New Mexico.

Net Earnings.

Net earnings decreased 170% for the three months ended March 31, 1998 from the prior period in 1997. The decline in net earnings was due to the decrease in sales in the 1998 period compared to 1997. Diluted earnings per share for the three months ended March 31, 1998 decreased 166% compared to diluted earnings per share for the three months ending March 31, 1997, as a result of the decrease in net earnings.


Liquidity and Capital Resources

The Company's primary sources of funds during the third fiscal quarter for 1998 were cash flow from operations, and advances on a revolving line of credit from the Company's primary lender for $2,000,000, for working capital needs. At March 31, 1998, the Company had negative working capital of $(1,046,976) compared to a working capital surplus of $70,117 at June 30, 1997. Cash flow from operating activities amounted to $(3,732,767) for the first nine months of fiscal 1998 compared to $(102,234) for the same period in fiscal 1997. The increase in cash flow from operations in fiscal 1998 was attributable to the 1997 temporary shutdown of the Company's production facilities.

Capital expenditures in the first nine months of fiscal 1998 amounted to $7.4 million compared to $6.6 million for the same period in fiscal 1997. These expenditures were a result of the Portales, New Mexico purchase and refurbishment totaling approximately $4.7 million with the remaining balance primarily expended on the York, Nebraska facility.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may, however, issue debt and equity securities as additional sources of financing as needed.


Seasonality

Ethanol prices on product sold in mandated oxygen markets generally increase during the months of September through March, and decrease during the summer months, due to the Federal Oxygen Program. However, during the latter part of this program season, ethanol prices softened as a result of the significant decline in the wholesale price of gasoline. Since ethanol replaces gasoline, changes in gasoline prices have historically resulted in similar changes in the price paid for ethanol. Currently, both gasoline and ethanol prices are lower than those experienced in the spring and summer of 1997. However, the Energy Information Administration predicts that there will be a significant increase in highway travel by American motorists this summer, generating an increase in gasoline demand by an expected 2.8%. If this increase in demand occurs, summertime ethanol prices could benefit.

Average grain prices were flat for most of the quarter ended March 31, 1998. However, during the latter part of March, prices began to trend lower and have continued to decline. The USDA's latest acreage and stocks reports predict planting of this year's corn crop to be the largest in 13 years. An increase in planted acres of 1% over the previous year is anticipated. Although weather, carryouts, exports and other factors can significantly affect grain prices, prices in good crop years have typically declined into and during the harvest period. As part of the Company's risk management program, the Company has forward contracted grain deliveries and acquired tradable board positions. In total, these provide protection against grain price increases for approximately 41% of the Company's feedstock requirements through December, 1998. Should feedstock prices decline, the Company would benefit from lower prices on the remaining 59% of uncovered grain needs. The Company also anticipates that the sale of its distiller's grain by-products, which historically fluctuates with the price of corn, will continue to provide an additional hedge against adverse fluctuations in grain prices.

PART II                       OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended March 31, 1998 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

The Company is in the process of finalizing an agreement with ICM, Inc. to assume responsibility for purchasing and merchandising all of the Company's cattle feed by-products, dried distillers grains (DDG). This function is currently being performed by ConAgra, Inc., but was previously performed by ICM, Inc. prior to the assumption of those duties by ConAgra.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1  Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed one Form 8-K on January
         26, 1998 concerning the Company's second quarter earnings and earnings per share for the period ending December 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


HIGH PLAINS CORPORATION

Date        May 7, 1998                          /s/ Gary R. Smith
                                                 Chief Executive Officer