Form 10-K
period 1998-06-30
HIGH PLAINS CORP
filed 1998-10-13
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

                     For Annual and Transition Reports
                  Pursuant to Sections 13 or 15(d) of the
                     Securities Exchange Act of 1934


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).
     For the fiscal year ended June 30, 1998 or

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

As of September 30, 1998, there were 15,999,444 outstanding shares of common stock of the Registrant. As of September 30, 1998, the aggregate market value of voting stock of High Plains Corporation held by nonaffiliates was approximately $27,999,027.



Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Part III.

Portions of the Registrant's 1998 Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report") which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in Parts I, II and IV.

PART I

Item 1

GENERAL DESCRIPTION OF BUSINESS

High Plains Corporation, a Kansas corporation (the "Company") is engaged in the production and sale of fuel grade and industrial grade ethanol. Fuel grade ethanol is the Company's primary product, while industrial grade ethanol represents a recent diversification.

In addition, the Company sells distiller's grains (DDG), both wet and dry, and other solubles. The primary by-product of ethanol production is distiller's grains.

Founded in 1980, the Company believes it is currently the seventh largest ethanol producer in the United States. The Company built its first plant in 1982, located in Colwich, Kansas. In 1994, the construction of the Company's second facility was completed in York, Nebraska. In December 1997, the Company finalized negotiations with Giant Industries, Inc. to purchase a previously closed plant in Portales, New Mexico. The Company re-opened the Portales, New Mexico plant and began production in February 1998. (Also see the description of High Plains' business set forth on pages 3 through 8 of the Company's Annual Report, which is incorporated by reference herein.)

NARRATIVE DESCRIPTION OF BUSINESS
For the Years Ended June 30,         1998       1997        1996
(In millions)
  Ethanol and incentive revenues     $66.0      $46.3       $57.2
  By-products and other sales         18.9       16.8        16.7
  Revenues from forward contracts                            14.0

  Net sales and revenues             $84.9      $63.1       $87.9



Principal Products.

The Company's principal product, fuel grade ethanol, is sold for blending with gasoline as a motor fuel. The market for this product is affected by, among other things, the Federal excise tax incentive program. This program, which was recently extended to December 2007, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon for which they sell. Under the recent extension, of this program, the current tax rate reduction equals $.054 per blended gallon which contains 10% or more ethanol by volume. However, the tax rate reduction decreases to $.053, $.052 and $.051 in 2001, 2003, and 2005, respectively.

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel.

Since July 1997, the York Nebraska facility has had the ability to further refine a portion of its fuel grade ethanol production for sale to markets such as the industrial grade ethanol market and the food and beverage markets. The Company had only beverage grade ethanol sales during fiscal year 1998, which totaled approximately $4.8 million. Management?s goals for fiscal 1999, include increased sales in the both food and beverage and industrial grade ethanol markets. These markets may include sales for use in cosmetics, perfume, paint thinner and vinegar.

Since March 1996, the Company has contracted with ConAgra, Inc. for the exclusive sale of the Company's DDG production, both wet and dry. This exclusive agreement automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the term.

The primary markets for the Company's DDG by-products continue to be manufacturers of animal feed, and direct consumers such as feedlots and dairies. Selling prices for DDG generally vary with sorghum (milo) and corn prices. For example, as grain prices have increased, the Company's DDG prices have traditionally increased. Consequently, at the end of fiscal 1998, as the cost of grain trended toward near record low prices, DDG prices were trending lower as well. Subsequent to fiscal 1998 year end, the Company experienced a decline in DDG prices of approximately 29% compared to DDG prices during the same period in fiscal 1998. If this trend continues, or if DDG prices remain at these historically low levels, the Company?s DDG revenues will be significantly lower compared to prior years.

In November 1997,the Company signed an agreement with EPCO Carbon Dioxide Products, Inc. (EPCO), of Monroe, Louisiana to capture and purchase CO2 gas produced at the York, Nebraska plant. EPCO has contracted for the purchase of the CO2 gases for an initial period of five years. Through September 30, 1998, CO2 sales were insignificant due to the recent start-up of this process.

Availability of Raw Materials and Supplies.

The Company's primary raw material is grain feedstock. Historically, the Company has maintained sufficient grain supplies on-site at each of its production facilities for approximately three to five days of continuous production. High Plains entered into an exclusive grain supply agreement in 1997 with Centennial Trading, LLC, a grain brokerage company, for the procurement of all the grain requirements for the Company's three plant locations. The agreement automatically renews for one-year terms. However, either party may terminate the agreement at any time upon thirty days? written notice. The Company believes that this agreement eliminates the need to buy and store grain offsite. (Also see the discussion of raw materials in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated by reference herein.)

The Company requires a substantial uninterrupted supply of natural gas to maintain continuous production. Consequently, the Company contracted with one natural gas provider to supply all or part of the gas requirements at the Colwich, Kansas and York, Nebraska plants. Because of its location, the Company has contracted with a separate gas provider to supply natural gas to the Company?s Portales, New Mexico facility. If these sources of natural gas supplies were interrupted, the Company believes alternative supplies could be contracted with little or no interruption to the Company's normal operations, due to the competitive nature of the natural gas market.

Subsequent to fiscal 1998 year end, the Company completed testing of a natural gas supply hook-up, which connects the Colwich, Kansas plant to a landfill natural gas production operation. The Company?s management believes that the natural gas supply from this landfill will eventually provide up to 80% of the Colwich, Kansas facility's natural gas requirements. Pricing for the landfill gas is expected to be significantly lower than the currently contracted supply price at the Colwich, Kansas facility.

During fiscal 1998, the Company experienced a continuation of slow railcar movement, primarily as a result of a merger between two major railroad companies. This has caused minor delays in deliveries of the Company?s product. The Company believes that the delays symptomatic of the railway system for all shippers at this time. The Company remains dependent on rail transportation to ship its ethanol and DDG to customers. Any interruption of this means of transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations.

Seasonal Factors in Business.

During the third quarter of fiscal 1998, fuel grade ethanol prices began to decline earlier than anticipated, primarily in response to falling wholesale gasoline prices. A decline in ethanol pricing has historically occurred during the fourth quarter of each fiscal year, as the wintertime oxygenate programs conclude.

However, by the end of fiscal 1998, fuel grade ethanol sale prices were returning to more traditional levels for the summertime season. (For information regarding the seasonality of the Company's business, see the "Seasonality" discussion in the Management's Discussion and Analysis section of the Company's Annual Report which is incorporated herein by reference.)

Customers.

For fiscal year ended June 30, 1998, the Company's sales to three customers represented in the aggregate approximately 49.3% of the Company's total product sales and revenues. The Company?s DDG sales to ConAgra, Inc. under an exclusive brokerage agreement represents approximately 43% of the total sales to these three customers the remaining sales were to ethanol customers. The Company believes that the loss of any of these customers would not have a material adverse effect on the Company?s sales and revenues due to other available markets for its products.


Competitive Conditions.

The Company is in direct competition with other ethanol producers. Archer Daniels Midland is the largest ethanol producer in the United States with approximately 856 million gallons of capacity or approximately 43% of the industry?s total capacity of approximately 2 billion gallons. The Company, with approximately 68 million gallons of ethanol production capacity, ranks seventh in size, in the industry.

The top ten ranking is estimated to be as follows:

                                 Annual Capacity

                                               Industrial
Company                     Fuel Grade             Grade
(in millions of gallons)
ADM                            646                 210
Williams Energy Ventures        95                  35
Minnesota Corn Processors      125                   0
Cargil                         100                   0
Midwest Products                48                  48
New Energy                      80                   0
High Plains Corporation         56                  12
Grain Processing                 0                  60
AE Staley                       40                   5
AGP                             30                   0



While the Company has diversified its operations by investing in the capability to produce industrial and beverage grade ethanol, this segment of the ethanol industry is also dominated by Archer Daniels Midland as noted in the table. However, Archer Daniels Midland and the other large competitors in the industry, do not appear to have materially affected the demand or price of either grade of ethanol. (Also see the discussion of ethanol production in Management's Discussion and Analysis in the Company's Annual Report, which is incorporated herein by reference.)

Environmental Disclosure.

The Company is subject to extensive environmental regulation at the federal, state and local levels. Air quality at the Colwich, Kansas plant is regulated by the U. S. Environmental Protection Agency and the Division of Environment of the Kansas Department of Health and Environment (the "KDHE"). The KDHE regulates emission of volatile organic compounds into the air. Volatile organic compound emissions are tested on a monthly basis at the Colwich plant, and the Company must submit semi-annual reports to the KDHE regarding these emissions tests. The Company is required to obtain an air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could change the emission levels. The KDHE also regulates the water usage, wastewater discharge and hazardous waste at the Colwich plant under Kansas water pollution control and hazardous waste laws. Water usage and wastewater effluent quality is tested daily. Monthly reports regarding water usage and quality are filed with the KDHE. The Company is also required to submit periodic reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Act. At the local level, the Company files semi-annual reports with the Sedgwick County Community Health Department regarding air quality at the Colwich plant.

The York, Nebraska facility is subject to similar environmental regulations at the federal, state and local level. Air quality at the York plant is regulated by the Environmental Protection Agency and the Nebraska Department of Environmental Quality (the "NDEQ"). The Company submits various reports throughout the year concerning emissions of volatile compounds. The Company was required to obtain an air operating permit from the NDEQ and must obtain approval to make any plant alterations that could change the emission levels. The NDEQ also regulates wastewater discharge at the York plant. Wastewater effluent quality is tested daily and monthly reports are filed with NDEQ. The York facility is also required to submit periodic reports pursuant to the Nebraska and Federal Emergency Planning Community Right-to-Know Act.

The Portales, New Mexico facility is subject to similar environmental regulations at the federal, state and local level. Air quality at the Portales plant is regulated by the New Mexico Environmental Department Air Quality Bureau. The Company submits various reports throughout the year concerning emissions of volatile compounds. The Company was required to obtain an air operating permit from this bureau upon start-up of the plant in February 1998.
 If any plant changes are made that could change the emission levels, further approval would be required. The City of Portales regulates wastewater discharge to the city from the Portales plant. The Portales facility is also required to submit periodic reports pursuant to the New Mexico and Federal Emergency Planning Community Right-to-Know Act.

Number of Employees.

As of June 30, 1998, the Company employed 149 persons. These included 43 employees at the Colwich, Kansas plant; 56 employees at the York, Nebraska plant; 39 employees at the Portales, New Mexico plant and 11 employees in the Wichita, Kansas Corporate Office. The total number of employees is significantly higher compared to the fiscal year 1997 due to the acquisition of the Portales, New Mexico facility and increased staffing at the Corporate Office.


Item 2  PROPERTIES

The Company's principal executive offices at 200 W. Douglas, Suite 820, Wichita, Kansas are leased and cover approximately 4,000 square feet.

The Company presently owns the approximately 70 acres of land and the improvements thereon which comprise its Colwich, Kansas plant.
The Company also owns approximately 142 acres of land and the improvements thereon which comprise its York, Nebraska facility. During fiscal 1998, the Company acquired approximately 15 acres of land and the improvements thereon which comprise the Portales, New Mexico facility.

The Company's primary lender holds a mortgage on approximately 59 acres of land where the York facility is situated, the York ethanol production plant itself, and both the Colwich, Kansas and Portales, New Mexico land and production plants, as security for loans to the Company.



Item 3  LEGAL PROCEEDINGS

In October 1997, the Company resolved all on going lawsuits between itself and Commodity Specialist Company. In addition, the Company reached a compromised settlement with Summit Resource Management, Inc. and Commodity Trading Incorporated during this same period. The resolution of these disputes did not have a material effect on the Company's financial condition for fiscal 1998.

The Company is involved in two other pending administrative proceedings regarding employee terminations, which have arisen in the course of normal business operations. Neither of these claims is expected to have a material adverse effect on the Company's financial condition.

Item 4  SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.


PART II

Item 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of record of the Company's common stock as of September 30, 1998, was approximately 7,648 determined by an examination of the Company's transfer book and through broker search.

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

Additional information relating to this item, including historical market prices for the Company's Common Stock, is hereby incorporated by reference from the "Market For Registrant's Common Equity" section of the Company?s 1998 Annual Report which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 6  SELECTED FINANCIAL DATA

The information relating to this item is hereby incorporated by reference from the "Five Year Summary of Selected Financial Data" in the Company?s 1998 Annual Report which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information relating to this item is hereby incorporated by reference from the "Management's Discussion and Analysis" in the Company?s 1998 Annual Report which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

None.


Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information relating to this item is hereby incorporated by reference from the Financial Statements and Notes thereto in the Company?s 1998 Annual Report which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.




PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT

Section 16(a) Beneficial Ownership and Reporting Compliance:
Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied during fiscal 1998, except Gary R. Smith failed to timely file one Form 3 and one Form 4, with a total of two transactions on the Form 4, for the month of April 1998. The securities transactions reported on these forms involved the issuance of stock options to Mr. Smith related to his employment as Chief Executive Officer and the purchase of the Company's stock by Mr. Smith in an over-the-counter transaction. The Form 3 and Form 4 reflecting these transactions were filed in October 1998.

The balance of information relating to this item is hereby incorporated by reference from the "Directors and Executive Officers" section of the Company's 1998 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 11  EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the Company?s 1998 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company?s 1998 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 13  CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the Company's 1998 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.



PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of This Report

     (1)  Financial Statements

          Statements of Income - Years Ended
          June 30, 1998, 1998, and 1996 *

          Statements of Stockholders' Equity - Years
          Ended June 30, 1998, 1997, and 1996 *

          Balance Sheets - June 30, 1998 and 1997 *

          Statements of Cash Flows - Years
          Ended June 30, 1998, 1997, and 1996 *

          Notes to Financial Statements *

          Independent Auditors' Report on Financial Statements *

         * Incorporated by reference from the Company's 1998 Annual Report for the year ended June 30, 1998 which is anticipated to be filled with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.

     (2)  Financial Statement Schedules

          None.

     (3)  Exhibits

          See Index to Exhibits attached hereto and incorporated by reference herein.



(b)  Reports on Form 8-K

     During the quarter for which this report is filed, these reports on Form 8-K have been filed.

     April 8, 1998  Announced appointment of Gary R. Smith as Chief
                    Executive Officer.

    April 15, 1998  Disclosure of earnings per share for the quarter ending
                    March 31, 1998.

    June 5, 1998    Company commented on legislative extension of federal
                    ethanol tax incentive. Also brief comments concerning near-term implementation of CO2 sales, landfill gas usage and ISO 9002
                    certification.

    June 30, 1998   Announced lower-than-forecasted fourth quarter earnings.

(c)  Exhibits

     Exhibits are listed in Item 14(a)(3) and filed as part of this report.

All forward-looking statements made in these materials and materials incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from those anticipated by certain of the above statements are the following: 1) legislative changes regarding air quality, fuel specifications or incentive programs; 2) changes in cost of grain feedstock; and 3) changes in market prices or demand for motor fuels and ethanol. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to, its Proxy Statement, Annual Report, quarterly 10Q filings, and press releases, copies of which are available from the Company without charge.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 13th day of October, 1998.


                                   HIGH PLAINS CORPORATION


                                   By: /s/Gary R. Smith
                                       President/Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.


  Signature                       Title                          Date


                               Chairman of the
                               Board and
Daniel O. Skolness             Director                      October 13, 1998



Raymond G. Friend              Director                      October 13, 1998



H.T. Ritchie                   Director/Secretary            October 13, 1998



Donald Schroeder               Director/Treasurer            October 13, 1998



John F. Chivers                Director                      October 13, 1998



Donald M. Wright               Director                      October 13, 1998



Arthur Greenberg               Director                      October 13, 1998



Ronald D. Offutt               Director                      October 13, 1998

Christopher G. Standlee        Vice President                October 13, 1998
                               Chief Operating Officer



Dianne S. Rice                 Vice President                October 13, 1998
                               Chief Financial Officer

                                                     (Page 1 of 3)
      Index to Exhibits

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

                                                     (Page 2 of 3)

10-4 Amendment to the Company's 1990 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-11 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-5 Amendment to the Company's 1992 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-12 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-6 Real Estate Installment Agreement dated January 19, 1995, between David J. Vander Griend and the Company, regarding sale of certain real estate (incorporated by reference from Exhibit 10-5 to the Company's filing on Form 8-K dated January 19, 1995).

10-7  Asset Purchase Agreement dated January 19, 1995, between   ICM, Inc.
      and the Company, regarding sale of various   tangible and intangible
      property (incorporated by   reference from Exhibit 10-6 to the Company's
      filing on Form 8-K dated January 19, 1995).

10-8 Employment Agreement dated April 1, 1995, between the Company and Raymond G. Friend, for the continuation of employment through July 1, 2000 (incorporated by reference from Exhibit 10-18 to the Company's annual filing on Form 10-K dated June 30, 1995).

10-9  High Plains Corporation 1995 Employee Stock Purchase Plan
      (incorporated herein by reference from Exhibit 4-14 to the Company's Registration statement on Form S-8, dated January 22, 1996).

10-10 High Plains Corporation 1995 Key Management Employee Stock Purchase
      Plan (incorporated herein by reference from Exhibit 4-15 to the Company's Registration Statement on Form S-8, dated January 22, 1996).

10-11 Agreement between the Company and ConAgra, Inc., for sale of Dried
      Distiller's Grains and Wet Distiller's Grains (incorporated herein by reference from Exhibit 10-14 to the Company's annual filing on Form 10-K dated June 30, 1996).

                                                     (Page 3 of 3)


10-12 Stanley E. Larson Retirement and Consulting Agreement
      (incorporated herein by reference from Exhibit 10-14 to the Company's annual filing on Form 10-K dated June 30, 1997.)

10-13 Agreement between Centennial Trading, LLC, Michael Rowan and the Company
      (incorporated herein by reference from Exhibit 10-14 to the Company's annual filing on Form 10-K dated June 30, 1997.)

10-14 Agreement between the Company and EPCO Carbon Dioxide Products, Inc., for the sale of raw CO2 for an initial period of one year, dated November 6, 1997 attached hereto.

10-15 Employment agreement dated March 31, 1998, between the Company and Gary
      R. Smith, for an initial period of three years, expiring March 30, 2001, attached hereto.

10-16 Amendment to employment agreement between the Company and Raymond G.
      Friend, dated June 30, 1998, attached hereto.

10-17 Lease Agreement between the Company and EPCO Carbon Dioxide
      Products, Inc. for the lease of land relating to CO2 Agreement listed under 10-14

11-1 Statement on Computation of Per Share Earnings (incorporated herein by reference from the Company's 1998 Annual Report to Stockholders for the fiscal year ended June 30, 1998 which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998).

24-1 Consent of Allen, Gibbs, and Houlik, L.C., independent certified public accountants.

27-1  Financial Data Schedule.