Form 10-K/A
period 1998-06-30
HIGH PLAINS CORP
filed 1998-10-19
CIK 317551

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


Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

As of the end of its latest fiscal year, the Company did not own or have a material interest in any market risk sensitive instruments. However, in the past, the Company has attempted to control the market risk associated with the prices of feedstock, the Company's primary raw material by periodically employing certain strategies, including grain trading and forward contracting. Additional information relating to this item is hereby incorporated by reference from the "Management's Discussion and Analysis" in the Company's 1998 Annual Report which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information relating to this item is hereby incorporated by reference from the Financial Statements and Notes thereto on pages 9 through 20 in the Company's 1998 Annual Report, copies of which are included in Exhibit 10-19 to this report.


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


Item 11  EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the Company's 1998 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.


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



PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of This Report

     (1)  Financial Statements

          Statements of Income - Years Ended
          June 30, 1998, 1997, and 1996 *

          Statements of Stockholders' Equity - Years
          Ended June 30, 1998, 1997, and 1996 *

          Balance Sheets - June 30, 1998 and 1997 *

          Statements of Cash Flows - Years
          Ended June 30, 1998, 1997, and 1996 *

          Notes to Financial Statements *

          Independent Auditors' Report on Financial Statements *

         * Incorporated by reference from the Company's 1998 Annual Report as indicated under Item 8, copies of which are included in
           Exhibit 10-19 to this report.

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

3-2 Certificate of Amendment to Articles of Incorporation of the Company, dated October 14, 1994 (incorporated herein by reference to Exhibit 3-7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

3-3 Certificate of Amendment of Articles of Incorporation of the Company, dated November 22, 1994 (incorporated herein by reference to Exhibit 3-8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

3-4 Certificate of Correction of Certificate of Amendment to Articles of Incorporation of the Company, dated March 22, 1993, (incorporated herein by reference from Exhibit 4-2 to the Company's Registration Statement on Form S-8, dated January 16, 1996).

3-5 Amended Bylaws of the Company, dated January 15, 1981, and attached hereto.

3-6 Amendment to Article III, Section 1 and 2 of the Amended Bylaws of the Company, dated March 6, 1986, and attached hereto.

3-7 Amendment to Article V, of the Amended Bylaws of the Company, dated April 6, 1998, and attached hereto.

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

10-17 Lease Agreement between the Company and EPCO Carbon Dioxide
      Products, Inc. for the lease of land relating to CO2 Agreement listed under 10-14

10-18 Lease dated April 17, 1989 between the Company and Center Towers L.C.
      for a five year lease of office space, attached hereto.

10-19 Financial information from the High Plains Corporation 1998 Annual
      Report to Stockholders, attached hereto.

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