Form 10-Q
period 1998-09-30
HIGH PLAINS CORP
filed 1998-11-16
CIK 317551

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998 or

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

                                YES             NO

                       Common Stock, Par Value $.10 per share,
                   Outstanding at September 30, 1998 - 15,999,444

PART I                         FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

Balance Sheets                                                         3 - 4

Statements of Operations                                                 5

Statements of Stockholders' Equity                                       6

Statements of Cash Flows                                                 7

Selected Notes to Financial Statements                                 8 - 9


Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                 9 - 12


PART II                       OTHER INFORMATION


Item 1.  Legal Proceedings                                               12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                             12 - 13

                           HIGH PLAINS CORPORATION
                                Balance Sheets
                                  (Unaudited)
                     September 30, 1998 and June 30, 1998

                                               September 30,     June 30,
Assets                                             1998            1998
                                                (Unaudited)         **
Current Assets:
  Cash and cash equivalents                     $   739,880     $   674,894
  Accounts Receivable
    Trade (less allowance of $75,000)             6,547,627       4,500,579
    Production credits and incentives               758,692         829,849
  Inventories                                     3,692,801       6,328,232
  Current portion of long-term
    notes receivable                                  7,919          31,307
  Prepaid expenses                                  575,014          85,168
  Refundable income tax                                 -0-          30,000
         Total current assets                    12,321,933      12,480,029

  Property, plant and equipment, at cost:
    Land and land improvements                      433,496         433,496
    Ethanol plants                               94,044,537      92,906,633
    Other equipment                                 631,226         473,345
    Office equipment                                289,280         279,278
    Leasehold improvements                           48,002          48,002
                                                 95,446,541      94,140,754
    Less accumulated depreciation               (24,747,067)    (23,819,484)
      Net property, plant and equipment          70,699,474      70,321,270

Other assets:
  Equipment held for resale                         202,321         264,554
  Deferred loan costs (less accumulated
  amortization of $46,796 and $38,095,
  respectively)                                     115,923         117,890
  Other                                              32,196          65,886
         Total other assets                         350,440         448,330

                                                $83,371,847     $83,249,629




[FN]
                   See accompanying notes to financial statements.

                        ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Balance Sheets Continued
                                   (Unaudited)
                       September 30, 1998 and June 30, 1998


                                               September 30,     June 30,
Liabilities and Stockholders' Equity               1998            1998
                                               (Unaudited)          **

Current liabilities:
  Revolving lines-of-credit                    $ 9,900,000      $ 9,000,000
  Current maturities of capital lease
   obligations                                     510,569          500,852
  Accounts payable                               8,235,048        8,364,074
  Accrued interest                                 225,344          223,722
  Accrued payroll and property taxes               910,881          822,971
  Accrued income taxes payable                      75,000              -0-
       Total current liabilities                19,856,842       18,911,619


Revolving line-of-credit                         8,850,000        9,700,000
Capital lease obligations, less
  current maturities                             1,871,190        2,002,623
Other                                              405,240          364,240
                                                11,126,430       12,066,863

Stockholders' equity:
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,410,622
    shares at September 30, 1998 and June
    30, 1998, of which 411,178 shares were
    held as treasury stock at September 30,
    1998 and June 30, 1998                       1,641,062        1,641,062
  Additional paid-in capital                    37,457,167       37,457,167
  Retained earnings                             14,300,310       14,170,697
                                                53,398,539       53,268,926

  Less:
    Treasury stock - at cost                      (863,911)        (863,911)
    Deferred compensation                         (146,053)        (133,868)
     Total Stockholders' equity                 52,388,575       52,271,147

                                               $83,371,847      $83,249,629



[FN]
                  See accompanying notes to financial statements.

                      ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Statements of Operations
                                   (Unaudited)
                  Three Months Ended September 30, 1998 and 1997


                                                 Three Months   Three Months
                                                     Ended          Ended
                                                 September 30,  September 30,
                                                     1998           1997

Net sales and revenues                            $26,389,859    $22,570,837
Cost of products sold                              25,679,801     20,506,099
  Gross profit                                        710,058      2,064,738

Selling, general and administrative
 expenses                                             457,461        450,128
  Operating income (loss)                             252,597      1,614,610

Other income (expense):
  Interest and other income                           251,615         30,937
  Interest expense                                   (442,599)      (342,588)
  Gain on sale of equipment                           143,000            -0-
                                                      (47,984)      (311,651)

  Net earnings before income
   taxes                                              204,613      1,302,959

Income tax (expense) benefit                          (75,000)        67,922

  Net earnings                                    $   129,613    $ 1,370,881


Basic and diluted earnings per share:             $       .01    $       .09




[FN]
                  See accompanying notes to financial statements.

                             HIGH PLAINS CORPORATION
                        Statement of Stockholders' Equity
                                   (Unaudited)
                       Three Months Ended September 30, 1998




                     Common Stock
                                           Additional
                   Number                    Paid-in      Retained      Treasury     Deferred
                  of Shares     Amount       Capital      Earnings       Stock     Compensation    Total

Balance,
 June 30, 1998  16,410,622  $ 1,641,062  $ 37,457,167  $ 14,170,697  $ (863,911)  $ (133,868)  $ 52,271,147

Employee Stock
 purchase                                                                            (23,351)       (23,351)

Amortization of
 deferred compensation                                                                11,166         11,166

Net Earnings for
 the Quarter                                                129,613                                 129,613



Balance,
 September 30,
 1998           16,410,622  $ 1,641,062  $ 37,457,167  $ 14,300,310  $ (863,911)  $ (146,053)  $ 52,388,575



[FN]
                     See accompanying notes to financial statements.

                              HIGH PLAINS CORPORATION
                              Statements of Cash Flows
                                    (Unaudited)
                   Three Months Ended September 30, 1998 and 1997


                                                        1998         1997
Cash flows from operating activities:
  Net earnings                                     $   129,613   $ 1,370,881
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     936,283       850,868
     Amortization of deferred compensation              11,166        17,713
     Gain on sale of equipment                        (143,000)          -0-
     Debt forgiveness                                 (231,359)          -0-
     Compensation expense on stock options
      granted                                              -0-        39,131
     Payments received on notes receivable              23,388        28,294
Changes in operating assets and liabilities:
  Accounts receivable                               (1,975,891)     (673,607)
  Inventories                                        2,635,431     1,035,447
  Refundable income tax                                 30,000       145,328
  Prepaid expenses                                    (489,846)     (290,845)
  Accounts payable                                     102,333    (1,121,354)
  Accrued liabilities                                  164,532       (97,589)

  Net cash provided by operating activities          1,192,650     1,304,267

Cash flows from investing activities:
  Proceeds from sale of equipment                      205,233         4,679
  Acquisition of property, plant and equipment      (1,305,787)   (1,442,512)
  Decrease in other non-current assets                  26,957           -0-

  Net cash used in investing activities             (1,073,597)   (1,437,833)

Cash flows from financing activities:
  Proceeds from revolving lines-of-credit              900,000           -0-
  Payment on revolving line-of-credit                 (850,000)     (550,000)
  Payments on capital lease obligations               (121,716)     (127,619)
  Increase in other non-current liabilities             17,649         7,079

  Net cash provided by financing activities            (54,067)     (670,540)

  Increase in cash and cash equivalents                 64,986      (804,104)

Cash and cash equivalents:
Beginning of quarter                                   674,894     2,389,758
  End of quarter                                   $   739,880   $ 1,585,654


[FN]
                   See accompanying notes to financial statements.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the entire year.


(2)  Debt Forgiveness

     The Company recorded $231,359 in debt forgiveness related to funds advanced by a customer to the Company for the acquisition and installation of certain process equipment. The debt forgiveness results from the renegotiation of an existing supply agreement between the Company and the customer.


(3)  Revolving-lines-of-credit

     At September 30, 1998 the Company failed to meet certain financial covenant ratios as required under the Company's existing lending agreement. However, on November 10, 1998 the lender waived its rights to declare the debt due and payable based on these covenant violations at September 30, 1998. The Company is currently negotiating with the lender for the expansion of the Company's existing lines-of-credit and reset certain covenant requirements to potentially avoid future violations.


(4)  Stock-Based Compensation

     The Company continues to account for stock-based compensation for employees using the intrinsic value method prescribed in APB No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and earnings per share above would have been reduced to the proforma amounts below:


     For the quarters ending
      September 30,                      1998            1997
     Net earnings
      As reported                     $129,613        $1,370,881

      Pro forma                        129,613         1,240,957

     Diluted earnings per share:
      As reported                     $    .01        $      .09
      Pro forma                            .01               .08



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

     The diluted earnings per share for the three months ended September 30, 1998 and 1997 have been calculated based on 16,181,721 and 16,009,802 diluted shares outstanding, respectively, The Company's diluted earnings per share in the financial statements contained herein are the same as the basic earnings per share for each of the periods disclosed.


Part I

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.


Forward-looking Statements

Forward-looking statements in this Form 10Q, future filings including but not limited to, the Company's annual 10K, Proxy Statement, and 8K filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, change in market prices or demand for motor fuels and ethanol, legislative changes regarding air quality, fuel specifications or incentive programs, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate", "anticipate", "expect",
"predict", "believe" and similar expressions are intended to identify forward-looking statements.


THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

Net Sales and Revenues and Operating Expenses and Results of
Operations.

During the three months ended September 30, 1998, approximately 17.1 million gallons of fuel grade ethanol were sold at an average price of $1.05 per gallon, compared to approximately 12.6 million gallons sold during the same period ended September 30, 1997, at an average price of $1.13 per gallon. Industrial grade ethanol sold during the three months ended September 30, 1998 totaled approximately .8 million gallons at an average price of $1.38 per gallon, compared to approximately .84 million gallons sold during the same period ended at September 30, 1997 at an average price of $1.31 per gallon. Additionally, the Company purchased and sold approximately 1.0 million gallons of fuel grade ethanol with no significant gain or loss on the transactions. Higher net sales and revenues for the three months ended September 30, 1998 compared to the same period ended September 30, 1997 were primarily due to the 2.9 million gallons of fuel ethanol sold at the Portales, Mew Mexico plant during the three months ended September 30, 1998. The Portales facility was acquired in December, 1997 and became operational in March, 1998.
The increased net sales and revenues for the period ending September 30, 1998 were off set by a 7% decline in the average sale price for fuel grade ethanol experienced in the Company's fiscal 1999 first quarter compared to the average sale price for fuel grade ethanol in same period in fiscal 1998.

Cost of products sold as a percentage of net sales and revenues was 97.3% and 90.9% for the three month periods ended September 30, 1998 and 1997, respectively. The increase in cost of products sold as a percentage of net sales and revenues was due to decreased per gallon revenues as described above, offset by lower average costs per bushel of grain.
Average grain costs for the period ended September 30, 1998 were $2.29 per bushel compared to an average cost of $2.44 per bushel for the period ended September 30, 1997.

Selling, general and administrative expenses were slightly higher for the three months ended September 30, 1998, compared to the same period ended September 30, 1997. The slight increase is a result of increased staffing for the period ended September 30, 1998 compared to staffing for the period ended September 30, 1997.

Net earnings decreased from 6.1% as a percentage of net sales and revenues for the three months ended September 30, 1997 to net earnings of 0.5% as a percentage of net sales and revenues for the same period ended
September 30, 1998. The decrease in net earnings as a percentage of net sales and revenues results primarily from a decrease in gross profits for the 1999 period from 1998.


Liquidity and Capital Resources

The Company's primary source of funds during the first fiscal quarter of 1999 was cash flow from operations and advances from revolving lines-of-credit. At September 30, 1998, the Company had negative working capital of approximately ($7.5) million. Working capital decreased compared to the June 30, 1998 negative working capital of ($6.4) million. This decrease is the net effect of a decrease in inventories, increase in accounts receivables and the increase in borrowings on the Company's revolving lines-of-credit.

Capital expenditures in the first three months of fiscal 1999 amounted to $1.3 million compared to $1.4 million, for the same period in fiscal 1998. These expenditures were primarily for modifications at the three plants.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may however, seek additional funding through sale of stock, exercise of options held by directors and officers, or issue debt and/or equity securities as additional sources of financing are needed.


Seasonality

Ethanol prices increased as expected towards the end of the first fiscal quarter for 1999. Prices for ethanol sold in mandated oxygen markets historically increase during the months September through March due to the Federal Oxygen Program. Although these seasonal price increases have occurred, both gasoline and ethanol prices are somewhat lower than those experienced in the summer and fall of 1997. Since ethanol replaces gasoline, changes in gasoline have historically resulted in similar changes in the price paid for ethanol. Gasoline prices have recently trended lower, and levels of on-hand finished ethanol inventory appear to be slightly higher than normal, which could lead to some softening of the ethanol market during the third fiscal quarter for 1999. The Company has contracted to sell virtually all of the Company's ethanol production volume into January 1999, and substantial amounts thereafter, at prices which management believes to be favorable.

The Company's feedstock prices continued to decline significantly from fiscal 1998, as the corn markets reached a ten year low near the end of this first fiscal quarter for 1999. After a slight rebound in October, grain prices again declined and are expected to weaken further as harvest continues due to the anticipated near record harvest. While weather, carryouts, exports and other factors can still significantly affect grain prices, the U.S. Department of Agriculture crop reports predict the second largest corn crop in the last ten years along with a large carryout. As part of a risk management program, the Company has contracted grain deliveries for all three plants for a substantial portion of fiscal year 1999. The Company locked in prices for virtually all grain deliveries into January 1999. However, the Company has reserved the right to price most of the remainder of the contracted purchases in anticipation of potentially lower prices.

Prices for the Company's distillers grain by-products (DDGS), which historically fluctuate with the price of corn, are also currently lower than prices received during fiscal 1998. These fluctuations in the price of DDGS are expected to provide some hedge for the Company against the possibility of an increase in grain prices. However, an oversupply of competing feed ingredients currently exists in the marketplace, and if this oversupply continues, it could lessen the ability of DDGS to offset the impact of higher corn prices.

PART II                       OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended September 30, 1998 which would be considered other than in the ordinary course of the Company's business.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.  SUBSEQUENT EVENTS.

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a).  Exhibit 27-1   Financial Data Schedule

         b). Reports on Form 8-K and 8-KA. During the quarter for which this report is filed, the Company filed the following Form 8-K's:


              July 1, 1997           Announcement of formation of a new four-
                                     person senior management team.

              August 14, 1998        Company announced fiscal year end earnings
                                     and earnings per share at June 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


HIGH PLAINS CORPORATION



Date   November 13, 1998                          /s/Gary R. Smith
                                                     President
                                                     Chief Executive Officer