Form 10-Q/A
period 1998-09-30
HIGH PLAINS CORP
filed 1999-01-22
CIK 317551

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


Year 2000 Issues

The Company continues to assess its exposure to Year 2000 (Y2K) compliance issues. In the manufacturing process, preliminary tests have demonstrated that the main computer process systems continue to operate without interruption and with no identifiable disruption to processing controls. The cost of purchasing Y2K upgrades for this software, which the Company may acquire as part of its routine upgrades and maintenance contracts is approximately $11,000.

In addition, diagnostic procedures are on going at the plant level to identify and test any imbedded technologies, which may also require some type of upgrade or replacement due to the Y2K issue. This phase of the Company's Y2K compliance program is expected to be completed during the first quarter of calendar 1999. Due to insufficient information, the Company is currently unable to estimate the impact on operations, if any, or estimate the cost for potential Year 2000 issues related to imbedded chips and similar technologies.

During fiscal 1998, the Company upgraded its existing financial reporting software to a Y2K compliant version, at a cost of approximately $5,000. Upgrades to other existing financial software packages and PC hardware for compliance with Year 2000 are estimated not to exceed approximately $10,000.

The Company has also begun the process of making inquiries and gathering information regarding Y2K compliance exposures faced by its vendors and customers. Management has insufficient information at this time to assess the degree to which vendors and customers have addressed or are addressing Y2K compliance issues, and to fully evaluate the risk of disruption to operations that those businesses might face as a result of Year 2000 issues.

At September 30, 1998, the Company had not developed any contingency plans to handle the most reasonably likely "worst case" scenarios. Due to the risk of loss of certain utilities and the currently unknown status of the ability of the utility companies to continue to supply needed services, the Company expects to develop a contingency plan by mid-1999. Except for the services previously noted, no major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services. Nonetheless, there can be no assurance that the Company will be able to identify all Y2K compliance risks, or, that all contingency plans will assure uninterrupted business operations across the millennium.

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