Form 10-Q
period 1998-12-31
HIGH PLAINS CORP
filed 1999-02-16
CIK 317551

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1998 or

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

                                  (316) 269-4310
                          (Registrant's telephone number)

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

                                 YES             NO

                       Common Stock, Par Value $.10 per share,
                    Outstanding at December 31, 1998 - 15,999,444

PART I   FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

Balance Sheets                                                         3 - 4

Statements of Operations                                                 5

Statements of Stockholders' Equity                                       6

Statements of Cash Flows                                                 7

Selected Notes to Financial Statements                                 8 - 9


Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                10 - 14


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                               15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 6.  Exhibits and Reports on Form 8-K                                16


                             HIGH PLAINS CORPORATION
                                  Balance Sheets
                                    (Unaudited)
                        December 31, 1998 and June 30, 1998




                                                   December 31,      June 30,
Assets                                                 1998            1998
                                                   (Unaudited)          **
Current Assets:
  Cash and cash equivalents                       $  1,071,970     $   674,894
  Accounts Receivable
    Trade (less allowance of $75,000
      in 1998 and 1997)                              7,086,352       4,500,579
    Production credits and incentives
      (less allowance of $124,222 and $0)              342,132         829,849
  Inventories                                        4,144,519       6,328,232
  Current portion of long-term
    notes receivable                                       -0-          31,307
  Prepaid expenses                                     936,349          85,168
  Refundable income tax                                    -0-          30,000
         Total current assets                       13,581,322      12,480,029

  Property, plant and equipment, at cost:
    Land and land improvements                         433,496         433,496
    Ethanol plants                                  94,123,655      92,906,633
    Other equipment                                    539,926         473,345
    Office equipment                                   298,654         279,278
    Leasehold improvements                              48,002          48,002
                                                    95,443,733      94,140,754
    Less accumulated depreciation                  (25,698,557)    (23,819,484)
      Net property, plant and equipment             69,745,176      70,321,270

Other assets:
  Equipment held for resale                            151,151         264,554
  Deferred loan costs (less accumulated
    amortization of $55,434 and $38,095,
    respectively)                                      107,285         117,890
  Other                                                 30,178          65,886
        Total other assets                             288,614         448,330

                                                  $ 83,615,112    $ 83,249,629



                  See accompanying notes to financial statements.


                      ** From audited financial statements.




                             HIGH PLAINS CORPORATION
                             Balance Sheets Continued
                                   (Unaudited)
                       December 31, 1998 and June 30, 1998

                                                   December 31,      June 30,
Liabilities and Stockholders' Equity                   1998            1998
                                                   (Unaudited)          **

Current liabilities:
  Revolving lines-of-credit                       $  9,900,000    $  9,000,000
  Current maturities of capital lease
    obligations                                        515,446         500,852
  Accounts payable                                   8,720,973       8,364,074
  Accrued interest                                     268,506         223,722
  Accrued payroll and property taxes                   746,151         822,971
  Deferred income taxes payable                        161,000             -0-
      Total current liabilities                     20,312,076      18,911,619

Revolving line-of-credit                             8,000,000       9,700,000
Capital lease obligations, less
  current maturities                                 1,742,272       2,002,623
Deferred income taxes payable                          221,328             -0-
Other                                                  417,828         364,240
                                                    10,381,428      12,066,863

Stockholders' equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,410,622
  shares at December 31, 1998 and June
  30, 1998, of which 411,178 shares were
  held as treasury stock at December 31,
  1998 and June 30, 1998                             1,641,062       1,641,062
  Additional paid-in capital                        37,457,167      37,457,167
  Retained earnings                                 14,823,600      14,170,697
                                                    53,921,829      53,268,926

  Less:
    Treasury stock - at cost                          (863,911)       (863,911)
    Deferred compensation                             (136,310)       (133,868)
       Total stockholders' equity                   52,921,608      52,271,147

                                                  $ 83,615,112    $ 83,249,629



                See accompanying notes to financial statements.


                     ** From audited financial statements.





                            HIGH PLAINS CORPORATION
                              Statements of Income
                                  (Unaudited)
                  Three Months Ended December 31, 1998 and 1997
                 and Six Months Ended December 31, 1998 and 1997


                             Three Months Ended          Six Months Ended
                                 December 31,               December 31,
                              1998         1997          1998         1997

Net sales and revenues    $22,776,074  $21,660,983   $49,165,933  $44,231,820
Cost of products sold      21,080,787   20,489,792    46,760,588   40,995,891
  Gross Profit              1,695,287    1,171,191     2,405,345    3,235,929

Selling, general and
administrative expenses       515,505      465,213       972,966      915,342
  Operating income          1,179,782      705,978     1,432,379    2,320,587

Other income (expense):
  Interest expense           (455,809)    (324,534)     (898,408)    (667,122)
  Interest and other income    16,502       31,932       268,117       62,871
  Gain on sale of assets       90,143          -0-       233,143          -0-
                             (349,164)    (292,602)     (397,148)    (604,251)

Net earnings before
  income taxes                830,618      413,376     1,035,231    1,716,336

Income tax (expense)
  benefit                    (307,328)      (7,968)     (382,328)      59,953

Net earnings              $   523,290  $   405,408   $   652,903  $ 1,776,289

Diluted earnings per
share:
  Net earnings            $       .03  $       .03   $       .04  $       .11



                 See accompanying notes to financial statements.




                             HIGH PLAINS CORPORATION
                       Statements of Stockholders' Equity
                                    (Unaudited)
                       Six Months Ended December 31, 1998


                   Common
                    Stock
                                          Additional
                   Number                  Paid-in      Retained     Treasury     Deferred
                  of Shares    Amount      Capital      Earnings       Stock    Compensation   Total

Balance,
 June 30, 1998   16,410,622  $1,641,062  $37,457,167  $14,170,697  $ (863,911)  $ (133,868)  $52,271,147

Employee Stock
 Purchase                                                                          (23,351)      (23,351)

Amortization of
 deferred
 compensation                                                                       11,166        11,166

Net earnings for
 the quarter                                              129,613                                129,613


Balance,
 September 30,
 1998            16,410,622  $1,641,062  $37,457,167  $14,300,310  $ (863,911)  $ (146,053)  $52,388,575


Amortization of
 deferred
 compensation                                                                        9,743         9,743

Net earnings for
 the quarter                                              523,290                                523,290


Balance
 December 31,
 1998            16,410,622  $1,641,062  $37,457,167  $14,823,600  $ (863,911)  $ (136,310)  $52,921,608



                              See accompanying notes to financial statements.





                            HIGH PLAINS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)
                   Six Months Ended December 31, 1998 and 1997

                                                     1998             1997
Cash Flows from operating activities:
 Net earnings                                    $   652,903      $ 1,776,289
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                   1,897,711        1,682,192
   Amortization of deferred compensation              20,909           32,948
   Compensation expense on stock options granted         -0-           39,131
   Provision for bad debt                            124,222              -0-
   Gain on sale of equipment                        (233,143)          (1,050)
   Debt forgiveness                                 (231,359)             -0-
   Deferred income taxes                             382,328              -0-
   Payments on notes receivable                       31,307           57,283
Changes in operating assets and liabilities:
 Accounts receivable                              (2,222,278)      (2,227,156)
 Inventories                                       2,183,713        1,088,341
 Refundable income tax                                30,000          145,328
 Prepaid expenses                                   (851,181)        (544,586)
 Accounts payable                                    588,258        1,135,837
 Accrued liabilities                                 (32,036)         (37,070)

     Net cash provided by operating activities     2,341,354        3,147,487

Cash flows from investing activities:
 Proceeds from sale of equipment                     436,545            8,590
 Acquisition of property, plant and equipment     (1,394,280)      (5,904,041)
 Decrease (increase) in other non-current
  assets                                              28,976          (19,735)

     Net cash used in investing activities          (928,759)      (5,915,186)

Cash flows from financing activities:
 Proceeds from revolving lines-of-credit             900,000        5,700,000
 Payments on revolving lines-of-credit            (1,700,000)      (2,800,000)
 Payments on capital lease obligations              (245,757)        (264,016)
 Increase in other non-current liabilities            30,238           12,219

     Net cash provided by financing activities    (1,015,519)       2,648,203

     Increase (Decrease) in cash and cash
       equivalents                                   397,076         (119,496)

Cash and cash equivalents:
     Beginning of period                             674,894        2,389,758
     End of period                               $ 1,071,970      $ 2,270,262


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the entire year.

(2)  Financial Arrangements

Subsequent to the quarter ending December 31, 1998, the Company amended its revolving credit note with its primary lender. The amendment extends the maturity of this note from January 8, 1999 to March 31, 1999. The Company has $6.5 million outstanding on this line of credit. In addition, at December 31, 1998 the Company failed to meet certain financial covenant ratios as required under the Company's existing lending agreement. However on February 4, 1999 the lender waived its rights to declare the debt due and payable based on these covenant violations at December 31, 1998. The Company is currently negotiating with its lender for the expansion of the Company's existing lines-of-credit and to reset certain covenant requirements to avoid potential future violations.

(3)  Stock Options

On December 16, 1998, 115,000 options were granted at $1.625 per share to certain directors and officers in lieu of compensation. On December 31, 1998 15,000 options were granted at $1.6875 per share to the president pursuant to an employment agreement. These options were issued at the fair market value of the stock on the grant date.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to the pro forma amounts below:


For the three months ending
 December 31,                                    1998             1997
    Net earnings
      As reported                            $  523,290       $  405,408
      Pro forma                                 409,364          236,744

    Diluted earnings per share:
      As reported                            $      .03       $      .03
      Pro forma                                     .03              .01

For the six months ending
 December 31,

    Net earnings
      As reported                            $  652,903       $1,776,289
      Pro forma                                 522,606        1,466,193

    Diluted earnings per share:
      As reported                            $      .04       $      .11
      Pro forma                                     .03              .09



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

The diluted earnings per share for the three months ended December 31, 1998 and 1997 have been calculated based on 16,004,582 and 16,020,735 diluted shares outstanding, respectively. The diluted earnings per share for the six months ended December 31, 1998 and 1997 have been calculated based on 16,009,202 and 16,033,290, respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.

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

Six Months Ended December 31, 1998 and 1997

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 1998, were higher than net sales for the same period ended December 31, 1997. During the six months ended December 31, 1998, approximately 32.7 million gallons of fuel grade ethanol were sold at an average price of $1.06 per gallon compared to
25.5 million gallons sold at an average price of $1.13 per gallon, for the same period ending December 31, 1997. In addition, approximately 1.0 million gallons of industrial grade ethanol were sold at an average price of $1.36 per gallon during the six months ended December 31, 1998 compared to approximately
1.5 million gallons sold at an average price of $1.34 per gallon for the same period ending December 31, 1997. Fuel grade gallons sold during the six months ended December 31, 1998 increased approximately 28% compared to the same period in 1997 primarily as a result of increased production available for sale due to approximately 5.8 million gallons of production from the Portales, New Mexico facility. This facility began producing in March 1998.

Cost of products sold as a percentage of net sales and revenues was 95.1% and 92.7% for the six month periods ended December 31, 1998 and 1997, respectively. The increase in the cost of products sold as a percentage of net sales and revenues was primarily due to the decrease in the average sale price for fuel grade ethanol offset by a decrease in average grain prices. The average cost of grain declined to $2.14 per bushel for the six months ended December 31, 1998, down from $2.43 per bushel for the same period in 1997.

Selling, general and administrative expenses increased 6.3% for the six months ended December 31, 1998, compared to the same period ended December 31, 1997. This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff and changes in management and an increase in investor relations expenditures.

Net Earnings.

Net earnings decreased 63.2% for the six months ended December 31, 1998, compared to net earnings for the same period in 1997. Net earnings as a percentage of net sales and revenues decreased from 4.0% to 1.3%. The decrease is due to a decrease in the average sale price for ethanol in the 1998 period compared to the same period in 1997 and an increase in income tax expense primarily composed of deferred income taxes of $382,328 for the six months ended December 31, 1998 compared to an income tax benefit of $59,953 for the comparable period in 1997. Diluted earnings per share at December 31, 1998, were 63.6% lower than diluted earnings per share for the same period in 1997 due to the decrease in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended December 31, 1998 and 1997

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended December 31, 1998, increased 5.1% compared to the same period in 1997. During the quarter ended
December 31, 1998, approximately 15.6 million gallons of fuel grade ethanol were sold at an average price of $1.11 per gallon compared to approximately
12.9 million gallons sold during the same period in 1997 at an average price of $1.18 per gallon. Fuel grade gallons sold during the three months ended December 31, 1998 increased approximately 21.0% compared to the same period in 1997 due to 3 million additional gallons of product available for sale produced at the Portales, New Mexico facility which began production in March 1998. In addition, approximately .4 million gallons of industrial grade ethanol were sold at an average price of $1.17 per gallon during the three months ended December 31, 1998, compared to .7 million gallons sold at an average price of $1.51 per gallon in the same period in 1997.

Cost of products sold as a percentage of net sales and revenues was 92.6% and 94.6% for the three month periods ended December 31, 1998 and 1997, respectively. The decrease in cost of products sold as a percentage of net sales and revenues is primarily due to a decrease in the cost of grain offset by a decrease in the average sale price for fuel grade ethanol. The average cost of grain decreased 14.2% to $2.06 per bushel for the three months ended December 31, 1998, down from $2.40 per bushel for the same period ended December 31, 1997.

Selling, general and administrative expenses increased 10.8% for the three months ended December 31, 1998, compared to the period ended December 31, 1997. The increase was primarily due to an increase in expenditures for investor relations and an increase in administrative salary expenses and benefits resulting from an increase in staff and changes in management.

Net Earnings.

Net earnings increased 29.1% for the three months ended December 31, 1998 from the prior period in 1997. The increase in net earnings was due to the increase in gross margin in the 1998 period compared to 1997 offset by the $307,328 in income tax expense, which primarily consisting of deferred income taxes, for the three months ended December 31, 1998 compared to $7,968 of income tax expense for the three months ended December 31, 1997. Diluted earnings per share for the three months ended December 31, 1998 were comparable to diluted earnings per share for the three months ending December 31, 1997.


Liquidity and Capital Resources

The Company's primary source of funds during the second quarter of fiscal 1999 was cash flow from operations. At December 31, 1998, the Company had negative working capital of ($6.7) million compared to a negative working capital of approximately ($6.4) million at June 30, 1998. The decrease in the working capital was primarily the net effect of an increase in trade accounts receivable offset by an increase in inventories and an increase in borrowings on the Company's lines-of-credit.

Capital expenditures in the first six months of fiscal 1998 amounted to approximately $1.4 million for modifications at the Company's three plants compared with approximately $5.9 million for the same period in fiscal 1997. The fiscal 1997 expenditures included the $4 million acquisition of the Portales, New Mexico facility.

In the opinion of management, the current liquidity position of the Company is dependent upon its ability to renegotiate the existing financial agreements with the Company's primary lender. The Company is seeking an expansion of its existing lines-of-credit to provide additional working capital and is exploring alternative financing arrangements through other financial institutions.
Should the Company be unable to restructure its existing financial arrangements, the Company may seek additional funds through the sale of stock, or issue debt and/or equity securities.

Funds expected to be generated from future operations will be negatively affected after December 1999 due to the scheduled expiration of the Nebraska production tax credit. The Company anticipates full utilization of this credit for calendar 1999 by the third quarter of calendar 1999. However, there is currently a bill pending before the Nebraska legislature to extend the production tax credit but on a reduced per gallon rate.

Should this incentive not be extended, the Company's future operations in Nebraska and its liquidity position could be substantially and negatively affected. However, the Company continues to improve efficiencies, to implement cost reduction plans, and is working to expand into more profitable high quality markets to assist in improving the Company's liquidity and earnings.

Seasonality

Fuel ethanol prices are historically stronger during the winter months due to the mandated markets of the Federal Oxygen Program. Prices typically increase in the weeks before September, and decrease by March due to shipping schedules.
 These seasonal price increases again occurred in the fall and winter of fiscal 1999, although climbing to a lower peak than in fiscal 1998. The seasonal decline in anticipation of summer pricing has also started earlier than usual, with lower prices appearing in early February 1999. The Company believes this decline is partially due to higher than normal levels of finished ethanol inventory on hand compared to the prior year, but mostly due to the continued low prices for gasoline. Gasoline prices are at twenty year record lows, and since fuel ethanol replaces gasoline, changes in gasoline prices have historically resulted in corresponding changes in the price paid for ethanol. The Company has contracted to sell most of its production through March 1999, at prices which management believes to be favorable. However, the Company expects to contract sales at lower seasonal prices for the remainder of fiscal 1999.

The Company is currently exploring ways to reduce the impact of these seasonal price changes, and is considering longer term fuel ethanol sales agreements either at a fixed price or a variable price. Expansion into non-mandated markets is also being pursued, as well as a new emphasis on the higher quality industrial grade market, which is somewhat less seasonal. Another factor which could affect demand, and to some extent reduce seasonal price fluctuations in the industry, is the continuing effort to open the California market to ethanol.

Grain feedstock prices continue to be very favorable for the ethanol industry. After a modest rebound in corn prices during October and November of 1998, prices have continued to decline to the ten year record low levels briefly seen in the early fall of 1998. The decline in prices is in anticipation of another large corn crop, as well as a large carryout, projected for the next crop year. Many experts have predicted further softening of the corn market, but weather, exports, and competing markets all have potentially major effects on the ultimate prices. Pursuant to its risk management program, the Company has contracted grain deliveries for all three plants for a substantial portion of calendar 1999, and has priced most of its grain requirements into May 1999.
The remaining unpriced grain has been reserved in anticipation of potentially lower pricing.

Prices for the Company's distillers grain by-products (DDGS), which historically fluctuate with the price of corn, are currently substantially lower than prices received during fiscal 1998. The feed ingredient market has strengthened somewhat from the previous quarter, but is still quite soft due to a continued oversupply of competing protein feeds in the marketplace. These fluctuations in the price of DDGS are expected to provide some hedge for the Company against the possibility of an increase in grain prices, although perhaps not to the extent available in previous years.

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

In addition, diagnostic procedures are on going at the plant level to identify and test any imbedded technologies, which may also require some type of upgrade or replacement due to the Y2K issue. This phase of the Company's Y2K compliance program is expected to be completed during the second quarter of calendar 1999. Due to insufficient information, the Company is currently unable to estimate the impact on operations, if any, or estimate the cost for potential Year 2000 issues related to imbedded chips and similar technologies.

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

At December 31, 1998, the Company had not developed any contingency plans to handle the most reasonably likely "worst case" scenarios. Due to the risk of loss of certain utilities and the currently unknown status of the ability of the utility companies to continue to supply needed services, the Company expects to develop a contingency plan by mid-1999. Except for the services previously noted, no major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services. Nonetheless, there can be no assurance that the Company will be able to identify all Y2K compliance risks, or, that all contingency plans will assure uninterrupted business operations across the millennium.

                                   PART II
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 1998 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 17, 1998. The meeting involved the election of three directors, H.T. Ritchie, Daniel O. Skolness and Arthur Greenberg.


  Voting results:
                                                             BROKER
                         FOR       AGAINST   ABSTENTIONS    NONVOTES

H.T. Ritchie          10,493,815   185,808       -0-           -0-
Daniel O. Skolness    10,493,815   185,808       -0-           -0-
Arthur Greenberg      10,493,815   185,808       -0-           -0-


The following details the issues which were presented to stockholders for vote and the results of that vote:

(1) Ratify the appointment of Allen, Gibbs & Houlik, LC as the Company's independent public accountants.

                                                             BROKER
           RESULTS       FOR       AGAINST   ABSTENTIONS    NONVOTES
             (1)      10,511,823    91,537      75,463         -0-



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1  Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K's:



  October 19, 1998  Company announced first quarter earnings and earnings per share for the period ending September 30, 1998.


  October 26, 1998  Highlights of Gary R. Smith, President and CEO interview on the Stock Traders' Network.


  December 7, 1998  Company announced U.S. Department of Energy funded fuel cell feasibility study at York, Nebraska facility.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIGH PLAINS CORPORATION


Date  February 16, 1999                        /s/Gary R. Smith
                                               President & CEO