Form 10-Q/A
period 1998-09-30
HIGH PLAINS CORP
filed 1999-02-19
CIK 317551

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

                                YES             NO

                       Common Stock, Par Value $.10 per share,
                   Outstanding at September 30, 1998 - 15,999,444

PART I                         FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

Balance Sheets                                                         3 - 4

Statements of Operations                                                 5

Statements of Stockholders' Equity                                       6

Statements of Cash Flows                                                 7

Selected Notes to Financial Statements                                 8 - 9


Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                 9 - 13


PART II                       OTHER INFORMATION


Item 1.  Legal Proceedings                                               14

Item 5.  Other Information                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14

                           HIGH PLAINS CORPORATION
                                Balance Sheets
                                  (Unaudited)
                     September 30, 1998 and June 30, 1998

                                               September 30,     June 30,
Assets                                             1998            1998
                                                (Unaudited)         **
Current Assets:
  Cash and cash equivalents                     $   739,880     $   674,894
  Accounts Receivable
    Trade (less allowance of $75,000)             6,547,627       4,500,579
    Production credits and incentives               758,692         829,849
  Inventories                                     3,692,801       6,328,232
  Current portion of long-term
    notes receivable                                  7,919          31,307
  Prepaid expenses                                1,081,018          85,168
  Refundable income tax                                 -0-          30,000
         Total current assets                    12,827,937      12,480,029

  Property, plant and equipment, at cost:
    Land and land improvements                      433,496         433,496
    Ethanol plants                               93,538,533      92,906,633
    Other equipment                                 631,226         473,345
    Office equipment                                289,280         279,278
    Leasehold improvements                           48,002          48,002
                                                 94,940,537      94,140,754
    Less accumulated depreciation               (24,747,067)    (23,819,484)
      Net property, plant and equipment          70,193,470      70,321,270

Other assets:
  Equipment held for resale                         202,321         264,554
  Deferred loan costs (less accumulated
  amortization of $46,796 and $38,095,
  respectively)                                     115,923         117,890
  Other                                              32,196          65,886
         Total other assets                         350,440         448,330

                                                $83,371,847     $83,249,629




[FN]
                   See accompanying notes to financial statements.

                        ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Balance Sheets Continued
                                   (Unaudited)
                       September 30, 1998 and June 30, 1998


                                               September 30,     June 30,
Liabilities and Stockholders' Equity               1998            1998
                                               (Unaudited)          **

Current liabilities:
  Revolving lines-of-credit                    $ 9,900,000      $ 9,000,000
  Current maturities of capital lease
   obligations                                     510,569          500,852
  Accounts payable                               8,235,048        8,364,074
  Accrued interest                                 225,344          223,722
  Accrued payroll and property taxes               910,881          822,971
  Deferred income taxes payable                     75,000              -0-
       Total current liabilities                19,856,842       18,911,619


Revolving line-of-credit                         8,850,000        9,700,000
Capital lease obligations, less
  current maturities                             1,871,190        2,002,623
Other                                              405,240          364,240
                                                11,126,430       12,066,863

Stockholders' equity:
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,410,622
    shares at September 30, 1998 and June
    30, 1998, of which 411,178 shares were
    held as treasury stock at September 30,
    1998 and June 30, 1998                       1,641,062        1,641,062
  Additional paid-in capital                    37,457,167       37,457,167
  Retained earnings                             14,300,310       14,170,697
                                                53,398,539       53,268,926

  Less:
    Treasury stock - at cost                      (863,911)        (863,911)
    Deferred compensation                         (146,053)        (133,868)
     Total Stockholders' equity                 52,388,575       52,271,147

                                               $83,371,847      $83,249,629



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

                              HIGH PLAINS CORPORATION
                              Statements of Cash Flows
                                    (Unaudited)
                   Three Months Ended September 30, 1998 and 1997


                                                        1998         1997
Cash flows from operating activities:
  Net earnings                                     $   129,613   $ 1,370,881
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     936,283       850,868
     Amortization of deferred compensation              11,166        17,713
     Gain on sale of equipment                        (143,000)          -0-
     Debt forgiveness                                 (231,359)          -0-
     Compensation expense on stock options
      granted                                              -0-        39,131
     Payments received on notes receivable              23,388        28,294
     Deferred income taxes                              75,000           -0-
Changes in operating assets and liabilities:
  Accounts receivable                               (1,975,891)     (673,607)
  Inventories                                        2,635,431     1,035,447
  Refundable income tax                                 30,000       145,328
  Prepaid expenses                                    (995,850)     (290,845)
  Accounts payable                                     102,333    (1,121,354)
  Accrued liabilities                                   89,532       (97,589)

  Net cash provided by operating activities            686,646     1,304,267

Cash flows from investing activities:
  Proceeds from sale of equipment                      205,233         4,679
  Acquisition of property, plant and equipment        (799,783)   (1,442,512)
  Decrease in other non-current assets                  26,957           -0-

  Net cash used in investing activities               (567,593)   (1,437,833)

Cash flows from financing activities:
  Proceeds from revolving lines-of-credit              900,000           -0-
  Payment on revolving line-of-credit                 (850,000)     (550,000)
  Payments on capital lease obligations               (121,716)     (127,619)
  Increase in other non-current liabilities             17,649         7,079

  Net cash provided by financing activities            (54,067)     (670,540)

  Increase in cash and cash equivalents                 64,986      (804,104)

Cash and cash equivalents:
Beginning of quarter                                   674,894     2,389,758
  End of quarter                                   $   739,880   $ 1,585,654


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


     For the quarters ending
      September 30,                      1998            1997
     Net earnings
      As reported                     $129,613        $1,370,881

      Pro forma                        113,242         1,240,957

     Diluted earnings per share:
      As reported                     $    .01        $      .09
      Pro forma                            .01               .08



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


Liquidity and Capital Resources

The Company's primary source of funds during the first fiscal quarter of 1999 was cash flow from operations and advances from revolving lines-of-credit. At September 30, 1998, the Company had negative working capital of approximately ($7.0) million. Working capital decreased compared to the June 30, 1998 negative working capital of ($6.4) million. This decrease is the net effect of a decrease in inventories, increase in accounts receivables and the increase in borrowings on the Company's revolving lines-of-credit.

Capital expenditures in the first three months of fiscal 1999 amounted to $0.8 million compared to $1.4 million, for the same period in fiscal 1998. These expenditures were primarily for modifications at the three plants.

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


HIGH PLAINS CORPORATION



Date   February 11, 1999                          /s/Gary R. Smith
                                                     President
                                                     Chief Executive Officer