Form 10-Q
period 1999-03-31
HIGH PLAINS CORP
filed 1999-05-18
CIK 317551

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

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

                        YES__X__              NO_____


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

                        YES_____              NO_____

                   Common Stock, Par Value $.10 per share,
                                Outstanding at
                        March 31, 1999 - 15,999,444


PART I             FINANCIAL INFORMATION


Item 1.            FINANCIAL STATEMENTS

Balance Sheets                                                      3  -  4

Statements of Income                                                   5

Statements of Stockholders' Equity                                     6

Statements of Cash Flows                                               7

Selected Notes to Financial Statements                              8  -  9


Item 2.            MANAGEMENT'S DISCUSSIONS AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                   10  -  14


PART II            OTHER INFORMATION

Item 1.  Legal Proceedings                                             15

Item 4.  Submission of Matters to a Vote of Security Holders           15

Item 6.  Exhibits and Reports on Form 8-K                              16




                            HIGH PLAINS CORPORATION
                                Balance Sheets
                                 (Unaudited)
                       March 31, 1999 and June 30, 1998


                                            March 31,           June 30,
                                              1999                1998
Assets                                     (Unaudited)             **
Current Assets:
  Cash and cash equivalents             $   1,114,398       $     674,894
  Accounts receivable
    Trade (less allowance of $75,000
     in 1999 and 1998)                      5,612,555           4,500,579
    Production credits and incentives
     (less allowance of $124,222
     and $0 in 1999 and
     1998 respectively)                       945,220             829,849
  Inventories                               4,753,607           6,328,232
  Notes receivable                          1,000,000              31,307
  Prepaid expenses                            519,316              85,168
  Refundable income tax                           -0-              30,000
       Total current assets                13,945,096          12,480,029

Property, plant and equipment, at cost:
  Land and land improvements                  450,403             433,496
  Ethanol plants                           94,625,920          92,906,633
  Other equipment                             565,552             473,345
  Office equipment                            304,913             279,278
  Leasehold improvements                       48,002              48,002
                                           95,994,790          94,140,754
  Less accumulated depreciation          ( 26,658,234)       ( 23,819,484)
       Net property, plant and equipment   69,336,556          70,321,270

Other assets:
  Equipment held for resale                   123,504             264,554
  Deferred loan costs (less accumulated
   amortization of $64,172 and $38,095,
   respectively)                              131,879             117,890
  Other                                        30,177              65,886
       Total other assets                     285,560             448,330

                                        $  83,567,212       $  83,249,629


                See accompanying notes to financial statements.

                   **  From audited financial statements.


                           HIGH PLAINS CORPORATION
                          Balance Sheets Continued
                                 (Unaudited)
                       March 31, 1999 and June 30, 1998


                                            March 31,           June 30,
                                              1999                1998
                                           (Unaudited)             **
Liabilities and Stockholders' Equity
Current liabilities:
  Revolving lines-of-credit             $   8,850,000       $   9,000,000
  Current maturities of capital
   lease obligations                          520,280             500,852
  Accounts payable                          7,088,114           8,364,074
  Accrued interest                            168,899             223,722
  Accrued payroll and property taxes          977,164             822,971
  Deferred income taxes payable               161,000                 -0-
      Total current liabilities            17,765,457          18,911,619

Revolving line-of-credit                    8,550,000           9,700,000
Capital lease obligations, less
 current maturities                         1,611,026           2,002,623
Deferred income taxes payable                 982,041                 -0-
Other                                         431,506             364,240
                                           11,574,573          12,066,863


Stockholders' equity:
  Common stock, $.10 par value,
   authorized 50,000,000 shares; issued
   16,410,622 shares at March 31, 1999
   and June 30, 1998, of which 411,178
   shares were held as treasury stock
   at March 31, 1999 and June 30, 1998      1,641,062           1,641,062
  Additional paid-in capital               37,457,167          37,457,167
  Retained earnings                        16,118,868          14,170,697
                                           55,217,097          53,268,926


Less:
  Treasury stock - at cost                   (863,911)           (863,911)
  Deferred compensation                      (126,004)           (133,868)
      Total stockholders' equity           54,227,182          52,271,147

                                        $  83,567,212       $  83,249,629


                 See accompanying notes to financial statements.

                      **  From audited financial statements.



                             HIGH PLAINS CORPORATION
                              Statements of Income
                                  (Unaudited)
                  Three Months Ended March 31, 1999 and 1998
                 and Nine Months Ended March 31, 1999 and 1998


                              Three Months Ended          Nine Months Ended
                                   March 31,                   March 31,
                              1999          1998          1999         1998
Net sales and revenues    $23,920,820   $19,123,056   $73,086,754  $63,354,876
Cost of products sold      21,869,382    18,685,219    68,629,971   59,681,110
  Gross profit              2,051,438       437,837     4,456,783    3,673,766

Selling, general and
 administrative expenses      541,818       366,580     1,514,785    1,281,920
  Operating income          1,509,620        71,257     2,941,998    2,391,846

Other income (expense):

Interest expense             (402,180)     (394,878)   (1,300,587)  (1,062,001)
Interest and other
 income                        15,541        31,348       283,658       93,168
Gain on sale of
 equipment                    933,000           -0-     1,166,143        1,050

                              546,361      (363,530)      149,214     (967,783)

Net earnings (loss)
 before income taxes        2,055,981      (292,273)    3,091,212    1,424,063

Income tax (expense)
 benefit                     (760,713)      ( 7,152)   (1,143,041)      52,801

Net earnings (loss)       $ 1,295,268   $  (299,425)  $ 1,948,171  $ 1,476,864

Diluted earnings (loss)
 per share                $       .08   $      (.02)  $       .12  $       .09



                See accompanying notes to financial statements.



                           HIGH PLAINS CORPORATION
                     Statements of Stockholders' Equity
                                 (Unaudited)
                      Nine Months Ended March 31, 1999



               Common
               Stock
                                      Additional
               Number      Amount      Paid-in      Retained    Treasury    Deferred
             of  Shares                Capital      Earnings     Stock    Compensation     Total

Balance,
 June 30,
 1998        16,410,622  $1,641,062  $37,457,167  $14,170,697  $(863,911)  $(133,868)  $52,271,147

Employee
 Stock
 Purchase                                                                    (23,351)      (23,351)

Amortization
 of deferred
 compensation                                                                 11,166        11,166

Net earnings
 for the
 quarter                                              129,613                              129,613

Balance,
 September 30,
 1998        16,410,622  $1,641,062  $37,457,167  $14,300,310  $(863,911)  $(146,053)  $52,388,575

Amortization
 of deferred
 compensation                                                                  9,743         9,743

Net earnings
 for the
 quarter                                              523,290                              523,290

Balance,
 December 31,
 1998        16,410,622  $1,641,062  $37,457,167  $14,823,600  $(863,911)  $(136,310)  $52,921,608

Amortization
 of deferred
 compensation                                                                 10,306        10,306

Net earnings
 for the
 quarter                                            1,295,268                            1,295,268

Balance,
 March 31,
 1999        16,410,622  $1,641,062  $37,457,167  $16,118,868  $(863,911)  $(126,004)  $54,227,182



                See accompanying notes to financial statements.



                           HIGH PLAINS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)
                 Nine Months Ended March 31, 1999 and 1998



                                                  1999               1998

Cash Flows from operating activities:
  Net earnings                                $ 1,948,171        $ 1,476,864
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization               2,866,127          2,593,785
    Amortization of deferred compensation          31,215             47,856
    Provision for bad debt                        124,222                -0-
    Gain on sale of equipment                  (1,166,143)            (1,050)
    Debt forgiveness                             (231,359)               -0-
    Deferred income taxes                       1,143,040                -0-
    Payments on notes receivable                   31,307             86,985
Changes in operating assets and liabilities:
  Accounts receivable                          (1,351,569)          (248,923)
  Inventories                                   1,574,625         (1,961,778)
  Refundable income tax                            30,000            145,328
  Prepaid expenses                               (434,148)          (280,886)
  Accounts payable                             (1,044,601)         1,598,559
  Accrued liabilities                              99,370            276,027

      Net cash provided by operating
       activities                               3,620,257          3,732,767

Cash flows from investing activities:
  Proceeds from sale of equipment                 436,545              8,590
  Acquisition of property, plant
   and equipment                               (1,984,688)        (7,372,287)
  Increase in other non-current assets             (4,357)           (25,582)

      Net cash used in investing
       activities                              (1,552,500)        (7,389,279)

Cash flows from financing activities:
  Proceeds from revolving lines-of-credit         900,000          7,700,000
  Payment on revolving lines-of-credit         (2,200,000)        (4,050,000)
  Payment on capital lease obligations           (372,169)          (393,647)
  Proceeds from exercise of options                   -0-             60,131
  Increase (decrease) in other non-current
   liabilities                                     43,916            (32,909)

      Net cash provided by financing
       activities                              (1,628,253)         3,283,575

        Increase (decrease) in cash and
         cash equivalents                         439,504           (372,937)

        Cash and cash equivalents
          Beginning of period                     674,894          2,389,758
          End of period                       $ 1,114,398        $ 2,016,821


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the entire year.


(2) Financial Arrangements

On March 31, 1999 the Company amended its existing loan agreement with its primary lender. The amendment provides for the extension of the $6.5 million revolving line-of-credit to September 30, 1999. This line-of-credit has an outstanding balance of $6.5 million at March 31, 1999. In addition, the amendment provides for the required decreases to the reducing revolving line-of-credit of $3.4 million per fiscal year, be lowered to $2.7 million for fiscal year 1999 and 2000.

The existing financial agreement also contains various restrictions including the maintenance of certain financial ratios and fulfilling certain financial tests. At March 31, 1999 the amendment adjusted some of these covenant calculations and the lender waived the Company's compliance with certain other covenants for March 31, 1999. In addition, the Company was in compliance with the covenants not waived at March 31, 1999.


(3) Notes Receivable

On March 30, 1999, the Company entered into several agreements with a carbon dioxide (CO2) processing company to (1) effect the sale of the Company's CO2 equipment located at its Portales, New Mexico facility for $1 million; and
(2) sell CO2 from the Colwich, Kansas plant to the processing company, who will relocate the CO2 equipment to the Colwich facility. Production and sale of CO2 by the Company is anticipated to begin in August 1, 1999.


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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to the pro forma amounts below:


For the three months ending
  March 31,                                 1999                 1998
  Net earnings
     As reported                         $1,295,268           $(299,425)
     Pro forma                            1,278,877            (299,425)

  Diluted earnings per share:
     As reported                                .08                 .12
     Pro forma                                  .08                 .12


For the nine months ending
  March 31,

  Net earnings
     As reported                         $1,948,171           $1,476,864
     Pro forma                            1,801,473            1,199,646

  Diluted earnings per share:
     As reported                                .12                  .09
     Pro forma                                  .11                  .08


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

The diluted earnings per share for the three months ended March 31, 1999 and 1998 have been calculated based on 16,014,717 and 16,009,802 diluted shares outstanding respectively. The diluted earnings per share for the nine months ended March 31, 1999 and 1998 have been calculated based on 16,012,508 and 16,018,715 respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.

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


Nine Months Ended March 31, 1999 and 1998

Net Sales and Operating Expenses.

Net sales and revenues for the nine months ended March 31, 1999, were higher than net sales for the same period ended March 31, 1998. During the nine months ended March 31, 1999, approximately 50.2 million gallons of fuel grade ethanol were sold at an average price of $1.07 per gallon compared to 35.7 million gallons sold at an average price of $1.15 per gallon, for the same period ending March 31, 1998. In addition, approximately 1.3 million gallons of industrial grade ethanol were sold at an average price of $1.30 per gallon during the nine months ended March 31, 1999 compared to approximately 2.2 million gallons sold at an average price of $1.48 per gallon for the same period ending March 31, 1998. Fuel grade gallons sold during the nine months ended March 31, 1999 increased approximately 40.6% compared to the same period in 1998 primarily as a result of increased production available for sale due to approximately 9.5 million gallons of production from the Portales, New Mexico facility compared to .3 million gallons for the same period last year. This facility began producing in March 1998.

Cost of products sold as a percentage of net sales and revenues was 93.9% and 94.2% for the nine month periods ended March 31, 1999 and 1998, respectively. The decrease in the cost of products sold as a percentage of net sales and revenues was primarily due to a decrease in average grain prices offset by the decrease in the average sale price for fuel grade ethanol. The average cost of grain declined to $2.14 per bushel for the nine months ended March 31, 1999, down from $2.44 per bushel for the same period in 1998.

Selling, general and administrative expenses increased 18.1% for the nine months ended March 31, 1999, compared to the same period ended March 31, 1998. This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff and changes in management and an increase in investor relations expenditures.


Net Earnings.

Net earnings increased 31.9% for the nine months ended March 31, 1999, compared to net earnings for the same period in 1998. Net earnings as a percentage of net sales and revenues increased from 2.3% to 2.7%. The increase is due to an increase in gain on sale of equipment offset by an increase in income tax expense primarily composed of deferred income taxes of approximately $1.1 million for the nine months ended March 31, 1999 compared to an income tax benefit of $52,801 for the comparable period in 1998. Diluted earnings per share at March 31, 1999, were 33% higher than the diluted earnings per share for the same period in 1998 due to the increase in net earnings.

MATERIAL CHANGES IN RESULTS AND OPERATIONS

Three Months Ended March 31, 1999 and 1998

Net Sales and Operating Expenses and Results of Operations.

Net sales and revenues for the three months ended March 31, 1999 increased 25% compared to the same period in 1998. During the quarter ended March 31, 1999, approximately 16.4 million gallons of fuel grade ethanol were sold at an average price of $1.07 per gallon compared to approximately 10.3 million gallons sold during the same period in 1998 at an average price of $1.10 per gallon. Fuel grade gallons sold during the three months ended March 31, 1999 increased approximately 59% compared to the same period in 1998 due to approximately 3.4 million gallons of product sold from the Portales, New Mexico facility compared to approximately .3 million gallons during the same period ending March 1998. Additionally, as a result of then low ethanol prices, the Company experienced unusually high inventory levels at March 31, 1998. During the period ended March 31, 1998 approximately 1.0 million gallons of industrial grade ethanol were sold at an average price of $1.39 per gallon in the same period. Sales of industrial grade ethanol during the quarter ended March 31, 1999 were insignificant.

Cost of products sold as a percentage of net sales and revenues was 91.4% and 97.7% for the three month periods ended March 31, 1999 and 1998, respectively. The decrease in cost of products sold as a percentage of net sales and revenues is primarily due to a decrease in the cost of grain offset by a decrease in the average sale price for fuel grade ethanol. The average cost of grain decreased 13.7% to $2.14 per bushel for the three months ended March 31, 1999, down from $2.48 per bushel for the same period ended March 31, 1998.

Selling, general and administrative expenses increased 47.8% for the three months ended March 31, 1999, compared to the period ended March 31, 1998. The increase was primarily due to an increase in expenditures for investor relations and an increase in administrative salary expenses and benefits resulting from an increase in staff and changes in management.


Net Earnings.

Net earnings increased from a loss of ($299,425) for the three months ended March 31, 1998 to net earnings of $1,295,268 for the three months ended
March 31, 1999. The increase in net earnings was due to the increase in gross margin in the 1999 period compared to 1998 offset by approximately $761,000 in income tax expense, which primarily consists of deferred income taxes, for the three months ended March 31, 1999 compared to approximately $7,200 of income tax expense for the three months ended March 31, 1998. Diluted earnings per share for the three months ended March 31, 1999 were higher compared to diluted earnings per share for the three months ending March 31, 1998 due to an increase in net earnings.


Liquidity and Capital Resources

The Company's primary source of funds during the third quarter of fiscal 1999 was cash flow from operations. At March 31, 1999, the Company has negative working capital of ($3.8) million compared to a negative working capital of approximately ($6.4) million at June 30, 1998. The decrease in negative working capital was primarily the net effect of an increase in notes receivable and cash, and a decrease in inventories offset by an increase in trade accounts receivable.

Capital expenditures in the first nine months of fiscal 1999 amounted to approximately $2.0 million for modifications at the Company's three plants compared with approximately $7.4 million for the same period in fiscal 1998. The fiscal 1998 expenditures included the $4 million acquisition of the Portales, New Mexico facility.

In the opinion of management, the current liquidity position of the Company is dependent upon its ability to negotiate alternative financing arrangements through financial institutions including its primary lender. Should the Company be unable to obtain new financial arrangements, the Company may seek additional funds through the sale of stock, or issue of debt and/or equity securities.

Funds expected to be generated from future operations will be negatively affected after December 1999 due to the scheduled expiration of the Nebraska production tax credit. The Company anticipates full utilization of this credit by the end of the third quarter of calendar 1999. While there is currently a bill pending before the Nebraska legislature to extend the production tax credit for expansion of production capacity, the extension, even if passed, would require a significant capital expenditure, and would be in effect for a short period of time, and only at a substantially reduced per gallon rate.

With the expiration of the incentive, the Company's future operations in Nebraska and its liquidity position could be substantially and negatively affected. However, the Company continues to improve efficiencies, to implement cost reduction plans, and is working to expand into more profitable industrial grade markets to assist in improving the Company's liquidity and earnings.


Seasonality

Fuel ethanol prices are historically stronger during the winter months due to the mandated markets of the Federal Oxygen Program. Prices typically increase in the weeks before September, and decrease by March due to shipping schedules. These seasonal price increases again occurred in the fall and winter of fiscal 1999, although climbing to a lower peak than in fiscal 1998. The seasonal summer decline also started earlier than usual and continued into March with price levels below those seen in the summer of 1998. The Company believes this decline is mostly due to low prices for gasoline.
Until a recent rebound, gasoline prices were at twenty-year record lows. Since fuel ethanol replaces gasoline, changes in gasoline prices have historically resulted in corresponding changes in the price paid for ethanol. The Company anticipates some increase in spot prices over the summer months from recent increases in prices for crude oil and gasoline, however most of the production from all three plants through August is already contracted for sale.

The Company is currently exploring ways to reduce the impact of these seasonal price changes, and to that end has contracted almost 25% of its annual production capacity in 12 month, flat price sales agreements. Other forward contracts also exist on variable pricing terms. The Company is also emphasizing the marketing of its higher quality, industrial grade ethanol, with some recent success. This market tends to be somewhat less seasonal in pricing than fuel ethanol, and typically provides higher margins.

Another factor, which could affect demand, and to some extent reduce seasonal price fluctuations in the industry, is the continuing effort to open the California market to ethanol. In March of 1999, California Governor Gray Davis announced a decision to ban MTBE (the oxygenate which is ethanol's primary competitor) from California gasoline by December 31, 2001.
California is the largest state gasoline market, but currently blends very little ethanol due to a state imposed oxygen cap. At the same time, oxygenated fuel is required by Federal law in certain areas of air quality "non-attainment." If the ethanol industry is successful in replacing a substantial portion of the California MTBE market, demand for ethanol would be significantly increased, and corresponding price increases would be expected.

Grain feedstock prices continue to be very favorable for the ethanol industry as compared to prior years. Corn prices achieved ten-year record low levels in the early fall of 1998 but have experienced modest price fluctuations since that time. Recent crop reports still project another large corn crop, as well as a large carryout for the next crop year, and the Company still anticipates some softening of the corn market into July of 1999. As always, weather, exports, and competing feeds all have potentially major effects on the ultimate grain price, and any unexpected change in those factors could adversely affect the price which the Company pays for its feedstock.
Pursuant to its risk management program, the Company has contracted grain deliveries for all three plants for a substantial portion of calendar 1999, and has priced most of its grain requirements through June 1999.

Prices for the Company's distillers' grain by-products (DDGS), which historically fluctuate with the price of corn, are currently substantially lower than prices received during fiscal 1998. While the Company has some forward contracts for its DDGS, most is sold seasonally, and it is expected that feed proteins will again show a traditional price decline into the summer season as cattle leave the feedyards for pasture. Prices for DDGS traditionally increase again in the late fall and winter, and the Company anticipates that to occur again this year. Fluctuations in the price of DDGS have historically provided some hedge for the Company against the possibility of an increase in grain prices, although the correlation between the two has not been as direct as in previous years.

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

At March 31, 1999, the Company is in the process of developing contingency plans to handle the most reasonably likely "worst case" scenarios. Due to the risk of loss of certain utilities and the currently unknown status of the ability of the utility companies to continue to supply needed services, the Company expects to finalize the development of a contingency plan by mid-1999. Except for the services previously noted, no major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services. Nonetheless, there can be no assurance that the Company will be able to identify all Y2K compliance risks, or, that all contingency plans will assure uninterrupted business operations across the millennium.

PART II           OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

During the quarter ended March 31, 1999, no new legal proceedings were instigated against the Company which would be considered other than in the ordinary course of the Company's business. However, on April 7, 1999 a lawsuit was filed by Craig J. Wedde against approximately 34 separate defendants, most of which are involved in the liquor industry, either as manufacturers or distributors. The case is filed in the circuit court of Fond Du Lac County, Wisconsin, as Case No. 99-CV136, and is captioned Craig
J. Wedde vs. Valley Warehousing, Inc., et al. High Plains Corporation is named as one of the defendants in this case as an alcohol manufacturer, and the basic premise of the complaint appears to be that alcohol products have negatively impacted the health and welfare of the residents of the state of Wisconsin. This lawsuit was filed by Mr. Wedde without the benefit of legal counsel, and requests $1 billion in monetary damages, together with additional civil penalties, declaratory and injunctive relief.

High Plains has conferred with many of the other defendants named in this lawsuit, and a joint response to the complaint is being prepared. Virtually all the defendants agree that the complaint is completely without merit, and will be vigorously contested on both procedural and substantive issues. The Company believes that the ultimate resolution of this suit will not have a material adverse effect on the Company's financial condition.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a).  Exhibit 27-1   Financial Data Schedule

    b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K's:

    January 20, 1999    Company announced second quarter earnings and
                        earnings per share.

    March 18, 1999      Company announced Department of Energy research
                        grants.