Form 10-Q/A
period 1999-03-31
HIGH PLAINS CORP
filed 1999-08-20
CIK 317551

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




                            HIGH PLAINS CORPORATION
                                Balance Sheets
                                 (Unaudited)
                       March 31, 1999 and June 30, 1998


                                            March 31,           June 30,
                                              1999                1998
Assets                                     (Unaudited)             **
Current Assets:
  Cash and cash equivalents             $   1,114,398       $     674,894
  Accounts receivable
    Trade (less allowance of $75,000
     in 1999 and 1998)                      5,612,555           4,500,579
    Production credits and incentives
     (less allowance of $124,222
     and $0 in 1999 and
     1998 respectively)                       945,220             829,849
  Inventories                               4,753,607           6,328,232
  Notes receivable                          1,000,000              31,307
  Prepaid expenses                            519,316              85,168
  Refundable income tax                           -0-              30,000
       Total current assets                13,945,096          12,480,029

Property, plant and equipment, at cost:
  Land and land improvements                  450,403             433,496
  Ethanol plants                           93,692,920          92,906,633
  Other equipment                             565,552             473,345
  Office equipment                            304,913             279,278
  Leasehold improvements                       48,002              48,002
                                           95,061,790          94,140,754
  Less accumulated depreciation          ( 26,658,234)       ( 23,819,484)
       Net property, plant and equipment   68,403,556          70,321,270

Other assets:
  Equipment held for resale                   123,504             264,554
  Deferred loan costs (less accumulated
   amortization of $64,172 and $38,095,
   respectively)                              131,879             117,890
  Other                                        30,177              65,886
       Total other assets                     285,560             448,330

                                        $  82,634,212       $  83,249,629


                See accompanying notes to financial statements.

                   **  From audited financial statements.


                           HIGH PLAINS CORPORATION
                          Balance Sheets Continued
                                 (Unaudited)
                       March 31, 1999 and June 30, 1998


                                            March 31,           June 30,
                                              1999                1998
                                           (Unaudited)             **
Liabilities and Stockholders' Equity
Current liabilities:
  Revolving lines-of-credit             $   8,850,000       $   9,000,000
  Current maturities of capital
   lease obligations                          520,280             500,852
  Accounts payable                          7,088,114           8,364,074
  Accrued interest                            168,899             223,722
  Accrued payroll and property taxes          977,164             822,971
  Deferred income taxes payable               161,000                 -0-
      Total current liabilities            17,765,457          18,911,619

Revolving line-of-credit                    8,550,000           9,700,000
Capital lease obligations, less
 current maturities                         1,611,026           2,002,623
Deferred income taxes payable                 636,831                 -0-
Other                                         431,506             364,240
                                           11,229,363          12,066,863


Stockholders' equity:
  Common stock, $.10 par value,
   authorized 50,000,000 shares; issued
   16,410,622 shares at March 31, 1999
   and June 30, 1998, of which 411,178
   shares were held as treasury stock
   at March 31, 1999 and June 30, 1998      1,641,062           1,641,062
  Additional paid-in capital               37,457,167          37,457,167
  Retained earnings                        15,531,078          14,170,697
                                           54,629,307          53,268,926


Less:
  Treasury stock - at cost                   (863,911)           (863,911)
  Deferred compensation                      (126,004)           (133,868)
      Total stockholders' equity           53,639,392          52,271,147

                                        $  82,634,212       $  83,249,629


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



                             HIGH PLAINS CORPORATION
                              Statements of Income
                                  (Unaudited)
                  Three Months Ended March 31, 1999 and 1998
                 and Nine Months Ended March 31, 1999 and 1998


                              Three Months Ended          Nine Months Ended
                                   March 31,                   March 31,
                              1999          1998          1999         1998
Net sales and revenues    $23,920,820   $19,123,056   $73,086,754  $63,354,876
Cost of products sold      21,869,382    18,685,219    68,629,971   59,681,110
  Gross profit              2,051,438       437,837     4,456,783    3,673,766

Selling, general and
 administrative expenses      541,818       366,580     1,514,785    1,281,920
  Operating income          1,509,620        71,257     2,941,998    2,391,846

Other income (expense):

Interest expense             (402,180)     (394,878)   (1,300,587)  (1,062,001)
Interest and other
 income                        15,541        31,348       283,658       93,168
Gain on sale of
 equipment                        -0-           -0-       233,143        1,050

                             (386,639)     (363,530)     (783,786     (967,783)

Net earnings (loss)
 before income taxes        1,122,981      (292,273)    2,158,212    1,424,063

Income tax (expense)
 benefit                     (415,503)      ( 7,152)     (797,831)      52,801

Net earnings (loss)       $   707,478   $  (299,425)  $ 1,360,381  $ 1,476,864

Diluted earnings (loss)
 per share                $       .04   $      (.02)  $       .08  $       .09



                See accompanying notes to financial statements.



                           HIGH PLAINS CORPORATION
                     Statements of Stockholders' Equity
                                 (Unaudited)
                      Nine Months Ended March 31, 1999



               Common
               Stock
                                      Additional
               Number      Amount      Paid-in      Retained    Treasury    Deferred
             of  Shares                Capital      Earnings     Stock    Compensation     Total

Balance,
 June 30,
 1998        16,410,622  $1,641,062  $37,457,167  $14,170,697  $(863,911)  $(133,868)  $52,271,147

Employee
 Stock
 Purchase                                                                    (23,351)      (23,351)

Amortization
 of deferred
 compensation                                                                 11,166        11,166

Net earnings
 for the
 quarter                                              129,613                              129,613

Balance,
 September 30,
 1998        16,410,622  $1,641,062  $37,457,167  $14,300,310  $(863,911)  $(146,053)  $52,388,575

Amortization
 of deferred
 compensation                                                                  9,743         9,743

Net earnings
 for the
 quarter                                              523,290                              523,290

Balance,
 December 31,
 1998        16,410,622  $1,641,062  $37,457,167  $14,823,600  $(863,911)  $(136,310)  $52,921,608

Amortization
 of deferred
 compensation                                                                 10,306        10,306

Net earnings
 for the
 quarter                                              707,478                              707,478

Balance,
 March 31,
 1999        16,410,622  $1,641,062  $37,457,167  $15,531,078  $(863,911)  $(126,004)  $53,639,392



                See accompanying notes to financial statements.



                           HIGH PLAINS CORPORATION
                           Statements of Cash Flows
                                 (Unaudited)
                 Nine Months Ended March 31, 1999 and 1998



                                                  1999               1998

Cash Flows from operating activities:
  Net earnings                                $ 1,360,381        $ 1,476,864
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization               2,866,127          2,593,785
    Amortization of deferred compensation          31,215             47,856
    Provision for bad debt                        124,222                -0-
    Gain on sale of equipment                    (233,143)            (1,050)
    Debt forgiveness                             (231,359)               -0-
    Deferred income taxes                         797,831                -0-
    Payments on notes receivable                   31,307             86,985
Changes in operating assets and liabilities:
  Accounts receivable                          (1,351,569)          (248,923)
  Inventories                                   1,574,625         (1,961,778)
  Refundable income tax                            30,000            145,328
  Prepaid expenses                               (434,148)          (280,886)
  Accounts payable                             (1,044,602)         1,598,559
  Accrued liabilities                              99,370            276,027

      Net cash provided by operating
       activities                               3,620,257          3,732,767

Cash flows from investing activities:
  Proceeds from sale of equipment                 436,545              8,590
  Acquisition of property, plant
   and equipment                               (1,984,688)        (7,372,287)
  Increase in other non-current assets             (4,357)           (25,582)

      Net cash used in investing
       activities                              (1,552,500)        (7,389,279)

Cash flows from financing activities:
  Proceeds from revolving lines-of-credit         900,000          7,700,000
  Payment on revolving lines-of-credit         (2,200,000)        (4,050,000)
  Payment on capital lease obligations           (372,169)          (393,647)
  Proceeds from exercise of options                   -0-             60,131
  Increase (decrease) in other non-current
   liabilities                                     43,916            (32,909)

      Net cash provided by financing
       activities                              (1,628,253)         3,283,575

        Increase (decrease) in cash and
         cash equivalents                         439,504           (372,937)

        Cash and cash equivalents
          Beginning of period                     674,894          2,389,758
          End of period                       $ 1,114,398        $ 2,016,821


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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to the pro forma amounts below:


For the three months ending
  March 31,                                 1999                 1998
  Net earnings
     As reported                         $  707,478           $(299,425)
     Pro forma                              691,087            (299,425)

  Diluted earnings per share:
     As reported                                .04                 .12
     Pro forma                                  .04                 .12


For the nine months ending
  March 31,

  Net earnings
     As reported                         $1,360,381           $1,476,864
     Pro forma                            1,213,683            1,199,646

  Diluted earnings per share:
     As reported                                .08                  .09
     Pro forma                                  .07                  .08


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


Net Earnings.

Net earnings decreased 7.9% for the nine months ended March 31, 1999, compared to net earnings for the same period in 1998. Net earnings as a percentage of net sales and revenues decreased from 2.3% to 1.9%. The decrease is the result of an increase in income tax expense primarily composed of deferred income taxes of $797,831 for the nine months ended March 31, 1999 compared to an income tax benefit of $52,801 for the comparable period in 1998. Diluted earnings per share at March 31, 1999, were 11% lower than the diluted earnings per share for the same period in 1998 due to the decrease in net earnings.

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


Net Earnings.

Net earnings increased from a loss of ($299,425) for the three months ended March 31, 1998 to net earnings of $707,478 for the three months ended
March 31, 1999. The increase in net earnings was due to the increase in gross margin in the 1999 period compared to 1998 offset by approximately $416,000 in income tax expense, which primarily consists of deferred income taxes, for the three months ended March 31, 1999 compared to approximately $7,200 of income tax expense for the three months ended March 31, 1998. Diluted earnings per share for the three months ended March 31, 1999 were higher compared to diluted earnings per share for the three months ending March 31, 1998 due to an increase in net earnings.


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