Form 10-K
period 1999-06-30
HIGH PLAINS CORP
filed 1999-09-28
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

                      For Annual and Transition Reports
                    Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required). For the fiscal year ended June 30, 1999 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required). For the transition period from _______ to _______.

Commission File No.  1-8680


                            HIGH PLAINS CORPORATION
            (Exact name of registrant as specified in its charter)


    Kansas                                                   48-0901658
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           Identification No.)


               200 W. Douglas, Suite #820, Wichita, Kansas  67202
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

As of August 31, 1999, there were 16,124,325 outstanding shares of common stock of the Registrant. As of August 31, 1999, the aggregate market value of voting stock of High Plains Corporation held by non-affiliates was approximately $26,202,028, based on the last trade transacted on August 31, 1999.

                       Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in
Part III.

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


NARRATIVE DESCRIPTION OF BUSINESS

For the Years Ended June 30,            1999     1998     1997
(In Millions)
   Ethanol and incentive revenues      $79.8     $66.0    $46.3
   By-product and other sales           16.9      18.9     16.8

   Net sales and revenues               96.7      84.9     63.1


Principal Products.

The Company's principal product, fuel grade ethanol, is sold for blending with gasoline as a motor fuel. The market for this product is affected by, among other things, the Federal excise tax incentive program. This program, which was recently extended to September 2007, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon for which they sell. Under the recent extension, of the program, the current tax rate reduction equals $.054 per blended gallon which contains 10% or more ethanol by volume. However, the tax rate reduction decreases to $.053, $.052 and $.051 in 2001, 2003, and 2005, respectively.

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel.

Since July 1997, the York, Nebraska facility has had the ability to further refine a portion of its fuel grade ethanol production for sale to markets such as the industrial grade ethanol market and the food and beverage markets. The Company had beverage grade ethanol sales for fiscal years 1999 and 1998, which totaled approximately $2.3 million and $4.8 million, respectively. Management's goals for fiscal 2000, include increased sales in both the food and beverage and industrial grade ethanol markets. These markets may include sales for use in cosmetics, perfume, paint thinner and vinegar.

Since March 1999, the Company has contracted with ICM, Inc. for the exclusive sale of the Company's DDG production, both wet and dry at its York, Nebraska and Colwich, Kansas facilities. This exclusive agreement has an initial term of two years and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.

In March 1999, the Company began direct marketing the distiller's by-products from its Portales, New Mexico plant, including wet distiller's grains and condensed solubles.

The primary markets for the Company's DDG by-products continue to be manufacturers of animal feed, and direct consumers such as feedlots and dairies. Selling prices for DDG generally vary with sorghum (milo) and corn prices. For example, as grain prices have increased, the Company's DDG prices have traditionally increased. Consequently, throughout fiscal 1999, as the cost of grain stayed at near record low prices, DDG prices were lower as well. During fiscal 1999 year end, the Company experienced a decline in DDG prices of approximately 18% compared to DDG prices during the fiscal 1998. If this trend continues, or if DDG prices remain at these historically low levels, the Company's DDG revenues will be significantly lower compared to prior years.

In November 1997, the Company signed an agreement with EPCO Carbon Dioxide Products, Inc. (EPCO), of Monroe, Louisiana to capture and purchase CO2 gas produced at the York, Nebraska plant. EPCO has contracted for the purchase of the CO2 gases for an initial period of five years. Through June 30, 1999, CO2 sales were lower than expected due to production problems, that have since been corrected.

In March 1999, the Company signed an agreement with EPCO to capture and purchase CO2 gas produced at the Colwich, Kansas plant. EPCO has contracted for the purchase of CO2 gas for an initial period of eight years. Through June 30, 1999, there were no CO2 sales, as production is scheduled to commence in August 1999.


Availability of Raw Materials and Supplies.

The Company's primary raw material is grain feedstock. Historically, the Company has maintained sufficient grain supplies on-site at each of its production facilities for approximately three to five days of continuous production. High Plains entered into an exclusive grain supply agreement in 1997 with Centennial Trading, LLC, a grain brokerage company, for the procurement of all the grain requirements for the Company's three plant locations. The agreement automatically renews for one-year terms. However, either party may terminate the agreement at any time upon thirty days written notice. The Company believes that this agreement eliminates the need to buy and store grain offsite. (Also see the discussion of raw materials in Item 7 -- Management's Discussion and Analysis.)

The Company requires a substantial uninterrupted supply of natural gas to maintain continuous production. Consequently, the Company contracted with natural gas providers to supply all or part of the gas requirements at the Colwich, Kansas and York, Nebraska plants. Because of its location, the Company has contracted with a separate gas provider to supply natural gas to the Company's Portales, New Mexico facility. If these sources of natural gas supplies were interrupted, the interruption to the Company's normal operations would have a significant detrimental impact on Company operations. However, due to the competitive nature of the natural gas market, the Company believes no significant risk of long-term interruption exist.

In fiscal 1999, the Company completed testing of a natural gas supply hook-up, which connects the Colwich, Kansas plant to a landfill natural gas production operation. The Company's natural gas supply from this landfill provides up to 90% of the Colwich, Kansas facility's natural gas requirements. The Company contracted for the landfill gas for an initial term of 20 years at a per unit cost that is lower than the currently contracted supply price at the Colwich, Kansas facility. The landfill gas per unit price is $1.50/MMBTU for the initial four years of the contract, which is approximately $1.00/MMBTU less than the Company's fiscal 1999 alternative.

During fiscal 1998 and continuing through fiscal 1999, the Company experienced a continuation of slow railcar movement, primarily as a result of a merger between two major railroad companies. This has caused minor delays in deliveries of the Company's product. The Company believes that the delays are symptomatic of the railway system for all shippers at this time. The Company remains dependent on rail transportation to ship its ethanol and DDG to customers. Any interruption of this means of transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations.


Seasonal Factors in Business.

A decline in ethanol pricing has historically occurred during the fourth quarter of each fiscal year, as the wintertime oxygenate programs conclude. During fiscal 1999, fuel grade ethanol prices declined to near historic low prices throughout the year, primarily in response to low gasoline prices. However, prices continued to exhibit the same seasonal pricing fluctuations that have traditionally occur throughout the industry. (For information regarding the seasonality of the Company's business, see the "Seasonality" discussion in Item 7 -- Management's Discussion and Analysis.)


Customers.

For fiscal year ended June 30, 1999, the Company's sales to three customers represented in the aggregate approximately 42% of the Company's total product sales and revenues. The Company's DDG sales to ConAgra, Inc., which held an exclusive brokerage agreement through April 1999, represents approximately 15% of the total sales to these three customers. Remaining sales were primarily to ethanol customers. The Company believes that the loss of any of these customers would not have a material adverse effect on the Company's sales and revenues due to other available markets for its products.


Competitive Conditions.

The Company is in direct competition with other ethanol producers. Archer Daniels Midland is the largest ethanol producer in the United States with approximately 856 million gallons of capacity or approximately 43% of the industry's total capacity of approximately 2 billion gallons. The Company, with approximately 68 million gallons of ethanol production capacity, ranks seventh in size, in the industry.



The top ten ranking is estimated to be as follows:
(in millions of gallons)

                                       Annual Capacity
                                    Fuel             Industrial
Company                             Grade               Grade

ADM                                 646                  210
Williams Energy Ventures             95                   35
Minnesota Corn Processors           125                    0
Cargill                             100                    0
Midwest Products                     48                   48
New Energy                           80                    0
High Plains Corporation              56                   12
Grain Processing                      0                   60
AE Staley                            40                    5
AGP                                  30                    0



While the Company has diversified its operation by investing in the capability to produce industrial and beverage grade ethanol, this segment of the ethanol industry is also dominated by Archer Daniels Midland as noted in the table. (Also see the discussion of ethanol production in Item 7 -- Management's Discussion and Analysis.)


Environmental Disclosure.

The Company is subject to extensive environmental regulation at the federal, sate and local levels. Air quality at the Colwich, Kansas plant is regulated by the U.S. Environmental Protection Agency and the Division of Environment of the Kansas Department of Health and Environment (the "KDHE"). The KDHE regulates emission of volatile organic compounds into the air. Volatile organic compound emissions are tested on a monthly basis at the Colwich plant, and the Company must submit semi-annual reports to the KDHE regarding these emissions tests. The Company is required to obtain an air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could change the emission levels. The KDHE also regulates the water usage, wastewater discharge and hazardous waste at the Colwich plant under Kansas water pollution control and hazardous waste laws. Water usage and wastewater effluent quality is tested daily. Monthly reports regarding water usage and quality are filed with the KDHE. The Company is also required to submit periodic reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Act. At the local level, the Company files semi-annual reports with the Sedgwick County Community Health Department regarding air quality at the Colwich plant.

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


Number of Employees.

As of June 30, 1999, the Company employed 151 persons, in a full-time capacity. These included 42 employees at the Colwich, Kansas plant; 59 employees at the York, Nebraska plant; 39 employees at the Portales, New Mexico plant and 11 employees in the Wichita, Kansas Corporate office. The total number of employees is higher compared to the fiscal year 1998 due to increased staffing at all three facilities.


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


Item 3                         LEGAL PROCEEDINGS

As of June 30, 1999, and through the filing of this Form 10-K, the Company is not a party to any legal proceedings other than those which have arisen in the course of normal business operations, none of which are expected to have a material adverse effect on the Company's financial condition.

Item 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.




Part II

Item 5                MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of the Company's common stock as of June 30, 1999, was approximately 7,500 determined by an examination of the Company's transfer book and through broker search.

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

The table below sets forth the range of high and low market prices for the Company's shares during fiscal 1999 and fiscal 1998. These prices do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal              Price                 Fiscal              Price
1999          High          Low           1998          High          Low
1st Quarter   2.625         1.563         1st Quarter   4.375         3.375
2nd Quarter   2.250         1.156         2nd Quarter   3.875         2.500
3rd Quarter   2.563         1.438         3rd Quarter   3.375         2.438
4th Quarter   2.625         1.750         4th Quarter   3.375         2.125


Item 6                       SELECTED FINANCIAL DATA

             Five Year Summary of Selected Financial Data (Audited)
                     (In thousands, except per share data)

Year ended June 30         1999      1998      1997      1996      1995

Income Data
Net Sales and Revenue    $96,730   $84,864   $63,122   $87,925   $52,769
Net Earnings (Loss)      $   535   $(3,593)  $ 1,733   $11,821   $ 6,072
Earnings (Loss)
  Per Share
    Basic                $   .03   $  (.22)  $   .11   $   .75   $   .41
    Assuming Dilution    $   .03   $  (.22)  $   .11   $   .74   $   .39


Balance Sheet

Long-term Debt           $ 9,178   $11,703   $10,200   $14,460   $19,052
Total Assets             $80,613   $83,250   $79,075   $75,096   $67,517



Item 7                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 1999, High Plains derived approximately 76% of its revenues from the sale of ethanol, approximately 17% from the sale of distiller's grains and other by-products of the ethanol production process, and approximately 7% from state production incentive programs. The sale prices of ethanol tend to vary with the wholesale price of gasoline, while distiller's grain and other by-products vary with the cost of alternative feedstocks for animal consumption in the marketplace.

Under the Federal government's excise tax incentive program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. In June 1998, this excise tax credit, which had been scheduled to expire in September 2000, was extended through September 2007. Consequently, the excise tax credit should continue to enhance the value of fuel grade ethanol and provides a level of continuity, which supports funding and expansion in the industry. Ethanol sales prices also reflect a premium due to ethanol's oxygenate and octane enhancing properties. Demand for ethanol also affects price. Ethanol demand is influenced primarily by cost and availability of alternative oxygenate and octane enhancing products.

Other federal programs such as the Reformulated Gasoline (RFG) program also affect ethanol demand. Phase II of the RFG program (RFG II) is scheduled to be implemented in January of 2000, and contains more stringent volatility requirements than RFG. Without either a change in the way volatility is calculated, or the cooperation of refineries in producing a lower volatility gasoline blendstock, ethanol blends may not meet RFG II standards during the hotter summertime months. Accordingly, the demand for ethanol could decline in the RFG II program as compared to the original RFG program. Ethanol supporters are urging the Environmental Protection Agency and the United States Congress to consider a modification of these restrictions due to ethanol's other benefits, including a reduction in ozone forming carbon monoxide emissions.

The recent negative publicity received by ethanol's competing oxygenate, MTBE, in California and other states could also affect ethanol demand. Based on the discovery of MTBE in local water supplies, California governor Gray Davis announced in March 1999 that all MTBE would be banned from California gasoline supplies by December 31, 2002. Other states have also passed or discussed restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit. Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality "non-attainment" areas must contain a certain oxygen content. Ethanol and MTBE are the two most common oxygenates, dividing the market approximately 15% to 85% respectively. If MTBE use is limited, ethanol demand and usage could be substantially increased. However, California and others have requested the federal government to waive the oxygenate requirements of the Clean Air Act, and to allow the use of non-oxygenated fuels either locally or nationally.
The ethanol industry and certain agricultural supporters strongly oppose this requested waiver. Although ethanol is not widely blended in California presently, the results of this debate could have a significant impact on national ethanol demand, either positively or negatively.

The Company traditionally has sold a majority of its fuel ethanol production based on spot market conditions and short-term seasonal contracts. The Company is making greater use of longer-term contracts to sell fuel ethanol (see Note 7 to the financial statements). The Company believes that this management strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability.

The Company's primary grain feedstocks during fiscal 1999 were sorghum (also known as milo) and corn. Production at the Colwich, Kansas and Portales, New Mexico facilities relied almost exclusively on sorghum, while the York, Nebraska plant utilized a mixture of approximately 54% corn and 46% sorghum. The utilization of sorghum versus corn feedstocks is a function of supply and cost per bushel. The cost of these grains is dependent upon factors that are generally unrelated to those affecting the price of ethanol. Sorghum prices generally vary directly with corn prices. Corn prices generally vary with regional grain supplies, and world grain market conditions.

The Company attempts to manage the market risk associated with feedstock prices, by periodically employing certain strategies including grain futures and forward contracts. During the second and third quarter of fiscal 1998, the Company acquired certain commodity futures positions as part of its then feedstock risk management program. The futures contracts were designated as a hedge against potentially rising prices for grain feedstock due to the uncertainty of weather patterns and their effect. By the latter part of fiscal 1998, the grain markets had begun a significant trend toward lower prices. Consequently, the Company liquidated all of its commodity futures contracts prior to June 30, 1998, resulting in losses of approximately $1.6 million.

Grain feedstock prices continued to decline into the second quarter of fiscal 1999 and then trended slightly upward. Prices in the third and fourth quarters of fiscal 1999 remained relatively flat. Grain feedstock prices again declined early in the first quarter of fiscal 2000, then returned to fourth quarter levels. The Company expects grain prices for fiscal 2000 to remain at relatively low prices. However, weather, exports, government programs, and other factors all have potentially major effects on ultimate grain pricing, and any unexpected changes in those factors could adversely affect the price which the company pays for its feedstocks. As of August 31, 1999, the Company had forward contracts to purchase sorghum and corn for all three plants totaling approximately 5.8 million bushels, of which only 3.0 million bushels were priced at an average of $1.95 per bushel. The balance, approximately 2.8 million bushels, was not priced as of August 31, 1999, as management attempts to lock-in the most advantageous pricing for this feedstock. Unfortunately, low grain prices have also brought lower prices for the Company's feed by-products, wet and dried distiller's grains. While feed by-product prices historically rise in the late fall and winter, significant improvement in these prices is not expected in the near future due to continuing low grain prices and an excess of competing protein feeds in the marketplace.

In December 1997 the Company completed negotiations with Giant Industries, Inc. to purchase a previously closed plant in Portales, New Mexico. The Company re-opened the plant and began production on a test basis in February 1998. Sustained economic production was achieved by March 1998, and resulted in total production at the Portales facility of approximately 3.5 million gallons of fuel grade ethanol during fiscal 1998 and approximately 11.4 million gallons of fuel grade ethanol during fiscal 1999. The Portales facility was down approximately 45 days during fiscal 1999 with the majority of the downtime attributable to mechanical failures due to lightning strikes.

The acquisition of the Portales plant added approximately 13.5 million gallons per year of fuel grade ethanol production capacity to the Company's baseline production capacity. The Company's production capacity for all three facilities, including 18 million gallons at the Colwich, Kansas plant and 36 million gallons at the York, Nebraska plant, totals approximately 67.5 million gallons of ethanol per year.

Since July 1997, the York, Nebraska facility has had the ability to further refine, approximately one million gallons per month of existing ethanol production capacity for sale to additional markets such as the industrial, food, and beverage industries. While sales of these products typically provide greater returns and greater margins than fuel grade ethanol, sales of industrial grade ethanol during fiscal 1999 were limited to approximately 1.7 million gallons. Management goals for fiscal 2000 will include increased sales efforts for these products and a priority to utilize the full production capacity available. To meet this goal, the Company hired a seasoned sales professional in April of 1999 to focus the Company's marketing efforts on these products.

Results of Operations

Comparison of the fiscal years ended June 30, 1999 and June 30, 1998


Revenues

Net sales and revenues were $96.7 million for the fiscal year ended June 30, 1999, an increase of approximately $11.8 million or 13.9% from the $84.9 million in net sales and revenues for the fiscal year ended June 30, 1998. The net increase resulted from several factors: a 8.0% decline in the average sale price of fuel grade ethanol in fiscal 1999 offset by an increase in fiscal 1999 production related to the Portales, New Mexico facility. The increase in production in 1999 at the Portales facility was due to the facility being in operation for a full year in fiscal 1999 versus starting up in March of fiscal 1998. The Company sold approximately 68.0 million gallons of fuel grade ethanol with an average price of $ 1.04 per gallon during fiscal 1999. During fiscal 1998, the Company sold approximately 48.6 million gallons of fuel grade ethanol with an average price of $ 1.13 per gallon.

In fiscal 1999 the Company sold approximately 1.7 million gallons of industrial grade ethanol at an average price of $1.34 per gallon. During fiscal 1998, the Company sold approximately 3.5 million gallons of industrial grade ethanol at an average price of $1.36 per gallon. Most of the fiscal 1998 business was exporting industrial grade ethanol to Eastern Europe, which discontinued in fiscal 1999 due to the Eastern Europe economic depression.

Included in product sales and revenues for fiscal 1999 and fiscal 1998, respectively, are $1.3 million and $1.2 million in revenues for ethanol produced under the Kansas incentive program. These payments, based on the Company's ratable share of overall Kansas ethanol production, equated to an average incentive of $0.08 per gallon of ethanol produced for both fiscal 1999 and fiscal 1998. The Kansas incentive program has been renewed four times since its inception, most recently in July 1997. This program is currently scheduled to expire July 1, 2001. However, the Company maintains on-going efforts to extend the program beyond the current expiration date. Management believes the Kansas legislature will continue to support the incentive program in the future due to its economic and agricultural benefits.

Production tax credits from the State of Nebraska recorded as revenues totaled $5.2 million and $5.1 million for the fiscal years ended June 30, 1999 and 1998, respectively. Under the Nebraska program, the Company receives, over a five year period starting in calendar 1995, an incentive in the form of a transferable production tax credit in the amount of $.20 per gallon of anhydrous ethanol produced. Not less than two million gallons and not more than twenty-five million gallons produced annually, at the York, Nebraska facility, are eligible for the credit. The availability of this credit, based upon original production capacity, will expire as of December 31, 1999. The Nebraska legislature amended this program in 1999 to allow additional credits for new ethanol plants, or for increased production capacity at current ethanol plants. However, the Company has no current plans to further increase its Nebraska plant capacity beyond the expansions which it previously completed in 1995 and 1996.

Currently, the State of New Mexico does not provide any ethanol production incentives or tax credits. Operating losses at the Portales plant, which is located in a region of higher grain feedstock costs, were approximately $1.8 million in fiscal 1999 prior to allocated interest, selling, general and administrative expenses. In light of the continuing poor ethanol markets (see Seasonality section below), management is concerned about the performance of the Portales plant. Management is evaluating and may soon implement one or more of several options affecting the operations of the Portales, New Mexico plant, including temporary or permanent plant closure, the pursuit of some form of local or state production incentive in New Mexico, the use of alternative feedstocks, diversification into additional product lines, or moving the plant equipment to a location which has access to more favorable priced feedstocks. At the upcoming October 1999 Board meeting, the options listed above will be discussed, although management expects to recommend to the Board that plant operations at the Portales location be discontinued.

For the fiscal year ended June 30, 1999 distiller's grain and other by-products sales decreased to $15.5 million from $18.7 million for the fiscal year ended
998. The decrease in distiller's grain and other by-products revenues is primarily due to the substantially lower price received for distiller's grain in fiscal 1999 as compared to fiscal 1998. Distiller's grain prices vary with the cost of alternative feedstocks for animal consumption such as grain. Since grain prices trended down in fiscal 1999 as previously discussed, distiller's grain prices followed this trend downward. As noted earlier, significant improvement in distillers grain prices is not expected in the near future.


Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues, was 95.1% and 97.9% for fiscal 1999 and 1998, respectively. The fiscal 1999 decrease in cost of products sold, as a percentage of net sales and revenues was primarily due to the decline in the average price per bushel for grain feedstocks. However, this decline was partially offset by a decline in the average sale price of ethanol and distiller's grain. The Company's cost of grain averaged $2.15 per bushel during the fiscal year ended June 30, 1999 compared to an average cost of $2.51 per bushel for the fiscal year ended June 30, 1998.


Selling, General and Administrative

Selling, general and administrative expenses, excluding the $0.6 million management restructuring costs in fiscal 1998, were 14.3% greater in fiscal 1999 than in 1998. The increase was primarily due to increased compensation from additional new staff and management level personnel in fiscal 1999, customary raises, and severance.


Earnings

For the fiscal year ended June 30, 1999, the Company recorded net income of approximately $0.5 million compared to a net loss of approximately $3.6 million for the fiscal year ended June 30, 1998. In addition, the gross profit percentage increased from 0.2% of net sales and revenues in fiscal 1998 to 4.9% of net sales and revenues in fiscal 1999. The Company's net earnings in fiscal 1999 compared to a net loss in fiscal 1998 is primarily a result of grain feedstock prices in fiscal 1999 and increased expenses resulting from the sale of certain grain futures contracts in fiscal 1998. During the fourth quarter of fiscal 1999, the Company restated its third quarter of fiscal 1999 results in order to apply a previously reported $0.9 million pre-tax gain on sale of equipment located at its Portales, New Mexico facility to a reduction in the cost basis of the Portales plant. This reduction in the cost basis of the Portales plant mitigates potential future impairment losses by reducing the carrying value of the assets subject to impairment write-down under accounting rules. After the restatement, the third quarter of fiscal 1999 earnings were $0.7 million instead of the $1.3 million earnings originally reported.


Comparison of the fiscal years ended June 30, 1998 and June 30, 1997

Revenues

Net sales and revenues were $84.9 million for the fiscal year ended June 30, 1998, an increase of approximately $21.8 million or 34.4% from the $63.1 million in net sales and revenues for the fiscal year ended June 30, 1997. The net increase resulted from several factors: lower production and sales in fiscal 1997, a 9.7% decline in the average sale price of fuel grade ethanol in fiscal 1998 offset by a slight increase in fiscal 1998 production related to the start-up of the Portales, New Mexico facility. The lower 1997 production was due to the temporary shutdown of the Company's plants and the inefficiencies in production experienced as part of the re-opening of the plants. For additional information regarding the temporary shutdown of the production facilities in fiscal 1997 see "Temporary Shutdown of Plant Operations" section below. The Company sold approximately 48.6 million gallons of fuel grade ethanol with an average price of $ 1.13 per gallon during fiscal 1998. During fiscal 1997, the Company sold approximately 33.3 million gallons of fuel grade ethanol with an average price of $ 1.24 per gallon.

Late in fiscal 1997, the Company began producing, on a test basis, an industrial grade ethanol. In fiscal 1998 the Company sold approximately 3.5 million gallons of industrial grade ethanol at an average price of $1.36 per gallon.

Included in product sales and revenues for fiscal 1998 and fiscal 1997, respectively, are $1.2 million and $1.1 million in revenues for ethanol produced under the Kansas incentive program. These payments, based on the Company's ratable share of overall Kansas ethanol production, equated to an average incentive of $0.08 per gallon of ethanol produced for both fiscal 1998 and fiscal 1997. Production tax credits from the State of Nebraska recorded as revenues totaled $5.1 million and $4.0 million for the fiscal years ended
June 30, 1998 and 1997, respectively.

For the fiscal year ended June 30, 1998 distiller's grain and other by-products sales increased to $18.7 million from $13.6 million for the same fiscal year ended June 30, 1997. The increase in distiller's grain and other by-products revenues is primarily due to lower production and sales in fiscal 1997, as previously discussed.


Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues was 97.9% and 94.1% for fiscal 1998 and 1997, respectively. The fiscal 1998 increase in cost of products sold as a percentage of net sales and revenues was primarily due to the decline in the average sale price of ethanol. However, this decline was partially offset by a decline in the average price per bushel for grain feedstocks. The Company's cost of grain averaged $2.51 per bushel during the fiscal year ended June 30, 1998 compared to an average cost of $2.61 per bushel for the fiscal year ended June 30, 1997. In response to declining grain prices, the Company stopped purchasing futures contracts as hedge instruments, and by June 30, 1998 had sold all of its then held positions, resulting in approximately $1.6 million in losses.


Selling, General and Administrative

Selling, general and administrative expenses were 10.9% greater in fiscal 1998 than in 1997. The increase was primarily due to lower compensation expense in fiscal 1997 as a result of limited staffing during the temporary shutdown of plant operations, and increased compensation from additional new staff and management level personnel in fiscal 1998. Additional costs of approximately $.6 million were incurred in fiscal 1998 as a result of the settlement of previous management contracts.


Earnings

For the fiscal year ended June 30, 1998, the Company recorded a net loss of approximately $3.6 million compared to net income of $1.7 million for the fiscal year ended June 30, 1997. In addition, the gross profit percentage decreased from 6.8% of net sales and revenues in fiscal 1997 to .2% of net sales and revenues in fiscal 1998. The Company's net loss in fiscal 1998 compared to a positive net earnings in fiscal 1997 is primarily a result of lower per gallon revenues from the sale of ethanol and increased expenses resulting from the sale of certain grain futures contracts in fiscal 1998. Operating losses at the Company's Portales, New Mexico plant were approximately $1.2 million in fiscal 1998 prior to allocated interest, selling, general and administrative expenses.

Temporary Shutdown of Plant Operations

During the spring of fiscal 1996, corn and sorghum feedstock prices increased substantially compared to prior years, reaching record level highs. Consequently, the Company shut down both the Colwich, Kansas and the York, Nebraska plants in May 1996. As grain prices began to decline in response to the onset of the 1996 autumn harvest, the Company prepared to re-open its production facilities. During September 1996 the Colwich, Kansas facility became operational and began producing. By late October 1996, the York, Nebraska plant was producing as well. The Colwich, Kansas and York, Nebraska plants were shut down for approximately 78 days and 100 days, respectively, in fiscal 1997.


Income Taxes

The Company has recognized income tax expense at the statutory federal rates, plus applicable state rates, for financial reporting purposes for substantially all pre-tax earnings reported after June 30, 1998 and expects to continue to do so. Most of this tax expense will be in the form of increased deferred tax liabilities as opposed to currently payable obligations. As of June 30, 1999, the Company's deferred tax liabilities were approximately $16.0 million. For financial reporting purposes, these deferred liabilities have been offset by deferred tax assets of approximately $19.0 million, including net operating loss (NOL) carryforwards and various tax credit carryforwards. The deferred liabilities are not subject to expiration, but the offsetting deferred assets are subject to expiration at various future dates. Certain of these deferred tax assets have been reserved with a $4.0 million allowance, leaving approximately $1.0 million of net deferred tax liabilities on the Company's balance sheet at June, 30, 1999. The reserve covers Nebraska income tax credit carryforwards in excess of amounts expected to be utilized and certain other deferred tax assets. The Company is actively developing tax-planning strategies intended to preserve as much of the deferred tax assets as possible. If and when it becomes more likely than not that deferred tax assets will expire before the benefit is realized, additional reserves will be necessary resulting in the Company recognizing tax expenses in amounts in excess of the statutory federal rates, plus state rates. See Note 8 to the financial statements for additional information, including scheduled expiration dates of the Company's deferred tax assets.

If changes in the stock ownership of the Company cause the Company to undergo an "ownership change" as broadly defined in Section 382 of the Internal Revenue Code (a "Section 382 Event"), utilization of the Company's tax credit and NOL carryforwards may be subject to an annual limitation. The Company does not expect this annual limitation to necessarily limit the total tax carryforwards ultimately utilized in the future. However, this annual limitation could defer the timing of these tax benefits. The Company believes that a Section 382 Event has not occurred during the last three fiscal years. However, application of the complex provisions of Section 382 may be subject to differing interpretations by taxing authorities. The Company has no current plans, which would be expected to result in a Section 382 Event in the immediate future. However, large purchases of the Company's stock by a single stockholder could create a Section 382 Event over which the Company has no control.

Seasonality

Historically, the Company generates higher gross profits during the second and third fiscal quarters (October through March) of each fiscal year. This is due to production efficiencies experienced during the cooler months of the year and the traditional decrease in grain feedstock prices during and shortly following the autumn grain harvest. Historically demand and average selling prices for ethanol are higher during the winter months due to federal, state and local governments' oxygenate programs. However, during the second and third quarters of fiscal 1999, gross profits were lower than anticipated due to lower than normal average sale prices of ethanol. At the end of fiscal 1999, ethanol pricing had declined and remained below historical levels. This was largely due to the steady decline in oil and unleaded gasoline prices seen from July 1997 through February 1999. Since fuel ethanol replaces gasoline, ethanol pricing has historically followed gasoline price trends. Unfortunately, when gasoline prices began to increase in March of 1999, ethanol prices did not increase significantly. The Company believes this is largely a result of a decrease in competition among ethanol buyers (due to mergers and acquisitions among major oil companies), as well as increased ethanol supply, due to liquidation of inventory stockpiles by some of the larger ethanol producers. While grain prices are also at 10-year historic low levels, no significant improvement in ethanol pricing is expected during fiscal 2000 unless progress in the MTBE or RFG II issues described above significantly increases ethanol demand.


Liquidity and Capital Resources

The Company obtained funds during the last three fiscal years from several sources, including cash from operations, exercise of stock options, and proceeds from revolving lines-of-credit. Cash provided by operating activities was approximately $4.0 million in fiscal 1999. Earnings, plus non-cash charges of depreciation and amortization, and deferred tax expenses, generated cash flow of approximately $5.3 million in fiscal 1999, which was reduced by increases in accounts receivable, and reductions of accounts payable. Of the cash provided from operating activities, approximately $2.0 million was reinvested in plant equipment and approximately $3.2 million was applied against debt and capital leases. In fiscal 1997 cash from operating activities amounted to approximately $3.7 million. The increase in cash from operating activities in fiscal 1999 was primarily attributable to the increase in net earnings and a decrease in inventories.

Cash and cash equivalents amounted to approximately $0.3 million as of June 30, 1999, compared to $0.7 million as of June 30, 1998, and $2.4 million as of June 30, 1997. As of June 30, 1999, the Company had negative working capital of approximately $(4.4) million compared to negative working capital of approximately $(6.4) million as of June 30, 1998, and a working capital surplus of $0.07 million as of June 30, 1997. The fiscal 1999 working capital increase was the result of increases in accounts receivable and notes receivable coupled with a decrease in accounts payable.

Liquidity risk continues to be a major area of exposure for the Company due to the volatility in both the selling price of ethanol and the cost of the Company's primary raw material, grain feedstock. In the opinion of management, the current and future liquidity position of the Company is dependent upon its ability to negotiate alternative financing arrangements through financial institutions including its primary lender. However, the Company is currently seeking to refinance and expand its existing lines-of-credit to term out the majority of the Company's existing debt and obtain additional working capital borrowing flexibility. During the last 10 months of fiscal 1999, the Company's working capital revolving lines-of-credit have had no credit available. Periodically, the Company relies on extended terms from its vendors to supplement working capital needs. The Company's financing agreements requires the Company to maintain certain financial ratios, fulfill certain net worth and indebtedness tests, and limit the Company's capital expenditures. At June 30, 1999 the Company was in violation of a certain covenant; however, on September 1, 1999 the bank waived its rights to declare the debt due and payable based on the covenant violation at June 30, 1999. Should the Company experience an increase in the costs of its feedstocks, a decrease in the demand for ethanol or related oxygenates, or if instability in the oil markets results in decreased prices for gasoline, then the Company's liquidity and cash reserves could be inadequate. If any of these events should occur and cash reserves proved insufficient, the Company would have to seek additional funding through additional financing, sale of stock, or the sale of assets.

Capital expenditures amounted to approximately $2.0 million in fiscal 1999, compared to $8.4 million in fiscal 1998 and $7.8 million in fiscal 1997. In fiscal 1999, approximately $1.0 million of the capital expenditures were for modifications to the York, Nebraska plant, with the balance split between the Colwich, Kansas and Portales, New Mexico plants. In fiscal 1998, approximately $4.4 million of the capital expenditures were related to the acquisition and refurbishment of the Portales, New Mexico facility. Of the remaining balance of expenditures approximately $4.0 was related to modifications and upgrades at the York, Nebraska plant. In fiscal 1997, approximately $7.6 million of the capital expenditures were related to modifications made for industrial grade ethanol production capabilities at the York, Nebraska plant. The balance of capital expenditures in each of fiscal 1997 and 1996 were for improvements at the Colwich, Kansas facility.

The Company does not have any material cash commitments to acquire capital assets as of June 30, 1999. No further expansions of the Company's ethanol production capacity are anticipated at this time. However, improvements may be made to the plants to improve efficiency or to improve the recoverability of by-products.


Year 2000 Issue

The Year 2000 "Y2K" issue is the result of computer programs being written using two digits rather than four digits to define the applicable year.
Certain computer systems will be unable to properly recognize dates beyond the year 1999. This could result in a system failure or miscalculations causing disruptions of operations. In fiscal 1998, the Company developed a three-phase compliance program: (1) identify major areas of exposure to ensure compliance,
(2) development and implementation of action plans to be Y2K compliant in all systems by mid-1999, and (3) final testing of each major area of exposure to ensure compliance by the end of 1999.

Under Phase 1 a number of applications were identified as being Y2K compliant due to recent upgrades. The Company incurred less than $10,000 in costs to upgrade these systems. Under phase 2, the Company conducted tests and diagnostic procedures to verify compliance with regards to its core systems. The Company incurred approximately $10,000 in costs for the upgrading of the core software to be Year 2000 compliant.

The Company is continuing the process of making inquiries and gathering information regarding Y2K compliance exposures faced by its vendors.
Management has insufficient information at this time to assess the degree to which such vendors and suppliers have addressed or are addressing Y2K compliance issues, and to fully evaluate the risk of disruption to operations that those businesses might face relating to Year 2000 compliance issues. However, no major part or critical operation of any segment of the Company's business is reliant on a single source for raw materials, supplies, or services. Nonetheless, there can be no assurance that the Company will be able to identify all Y2K compliance risks, or, that all contingency plans will assure uninterrupted business operations across the millennium.


Forward-looking Statements

This report contains forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.
Such statements are identified as including terms such as "may," "will," "should," expects," "anticipates," "estimates," plans," or similar language. Investors are cautioned that all forward-looking statements involve risks and uncertainty including but not limited to legislative changes regarding air quality, fuel specifications or incentive programs; changes in market prices or demand for motor fuels and ethanol; changes in supply and cost of grain feedstocks; the ability of the Company to become Y2K compliant and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to its annual report on Form 10K, Proxy Statement, quarterly reports on Form 10Q, and press releases. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


Item 7a.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                          ABOUT MARKET RISK

The Company produces ethanol from corn and milo, and as such is sensitive to changes in the prices of these commodities. The Company has traditionally attempted to reduce the market risk associated with fluctuations in the prices of its grain feedstock by periodically employing certain strategies, including forward contracting, and transactions in grain futures or options. As of June 30, 1999, the Company held no grain futures or options positions. However, the Company had entered into forward contract arrangements, both for the purchase of grain, and for the sale of ethanol. More details regarding these forward contracts are included in Note 7 to the financial statements. Additional information relating to this item is included in Item 7 -- Management's Discussion and Analysis.

The Company had $16.9 million of debt related to its revolving lines-of-credit outstanding, as of June 30, 1999. The debt carries a floating interest rate, therefore the debt's carrying value approximates fair market value as of June 30, 1999.

Item 8                FINANCIAL STATEMENS AND SUPPLEMENTARY DATA

                            HIGH PLAINS CORPORATION
                              FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1999 AND 1998
                                     WITH
                          INDEPENDENT AUDITORS' REPORT

                                TABLE OF CONTENTS

                                                              Page

Independent Auditors' Report                                    1


Financial Statements:

  Balance Sheets                                                2

  Statements of Operations                                      3

  Statements of Stockholders' Equity                            4

  Statements of Cash Flows                                      5

  Notes to Financial Statements                               6 - 25

                             INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
High Plains Corporation


We have audited the accompanying balance sheets of High Plains Corporation as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Plains Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.




August 13, 1999
Wichita, Kansas

                          HIGH PLAINS CORPORATION
                             BALANCE SHEETS
                         June 30, 1999 and 1998


                                   ASSETS

                                                    1999             1998
CURRENT ASSETS
  Cash and cash equivalents                    $   330,672      $   674,894
  Accounts receivable:
    Trade (less allowance of $75,000
      in 1999 and 1998)                          5,081,396        4,500,579
    Production credits and incentives (less
      allowance of $124,222 and $-0- in
      1999 and 1998)                               917,717          829,849
  Inventories                                    5,038,199        6,328,232
  Note receivable                                1,000,000           31,307
  Prepaid expenses                                 391,590           85,168
  Refundable income tax                                 --           30,000

      Total current assets                      12,759,574       12,480,029



PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                       450,403          433,496
  Ethanol plants                                92,994,900       92,906,633
  Other equipment                                  573,911          473,345
  Office equipment                                 308,699          279,278
  Leasehold improvements                            48,002           48,002
  Construction in progress                         892,664               --

                                                95,268,579       94,140,754
  Less accumulated depreciation                 27,563,913       23,819,484

      Net property, plant and equipment         67,704,666       70,321,270


OTHER ASSETS
  Equipment held for resale                             --          264,554
  Deferred loan costs (less accumulated
    amortization of $75,181 and $38,095 in
    1999 and 1998)                                 122,116          117,890
  Other                                             26,578           65,886

      Total other assets                           148,694          448,330

                                               $80,612,934      $83,249,629



                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1999             1998

CURRENT LIABILITIES
  Revolving lines-of-credit                    $ 9,200,000      $ 9,000,000
  Current maturities of capital
    lease obligations                              520,168          500,852
  Accounts payable                               6,693,746        8,364,074
  Accrued interest                                  55,342          223,722
  Accrued payroll and property taxes               721,463          822,971
  Accrued income tax payable                        10,000               --

      Total current liabilities                 17,200,719       18,911,619


Revolving line-of-credit                         7,700,000        9,700,000
Capital lease obligations, less
  current maturities                             1,477,534        2,002,623
Other                                              426,107          364,240
Deferred income tax payable                        945,845               --

                                                10,549,486       12,066,863


STOCKHOLDERS' EQUITY
  Common stock, $.10 par value,
    authorized 50,000,000 shares; issued
    16,410,622 shares of which 411,178
    shares were held as treasury stock           1,641,062        1,641,062
  Additional paid-in capital                    37,486,655       37,457,167
  Retained earnings                             14,705,578       14,170,697

                                                53,833,295       53,268,926

Less:
    Treasury stock - at cost                      (863,911)        (863,911)
    Deferred compensation                         (106,655)        (133,868)

      Total stockholders' equity                52,862,729       52,271,147

                                               $80,612,934      $83,249,629



[FN]
                       The accompanying notes are an integral
                        part of these financial statements.

                              HIGH PLAINS CORPORATION

                              STATEMENTS OF OPERATIONS

                      Years Ended June 30, 1999, 1998 and 1997


                                     1999            1998            1997

Net sales and revenues           $96,729,806     $84,863,782     $63,121,510

Cost of products sold             91,978,197      83,126,259      59,414,514
Expense (recovery) from
  futures/forward contracts               --       1,608,561        (610,069)

      Total costs and expenses    91,978,197      84,734,820      58,804,445

      Gross profit                 4,751,609         128,962       4,317,065

Selling, general and
  administrative expenses          2,096,731       1,834,725       1,653,681
Management restructuring costs            --         600,000              --

      Operating income (loss)      2,654,878      (2,305,763)      2,663,384

Other income (expense):
  Interest and other income          297,135         128,155         276,345
  Interest expense                (1,694,430)     (1,535,819)     (1,354,983)
  Gain on sale of equipment          233,143          26,157         129,649

                                  (1,164,152)     (1,381,507)       (948,989)

      Net earnings (loss)
        before income taxes        1,490,726      (3,687,270)      1,714,395

Income tax (expense) benefit        (955,845)         94,340          18,895

      Net earnings (loss)        $   534,881     $(3,592,930)    $ 1,733,290

Earnings (loss) per
  share - basic                  $       .03     $      (.22)    $       .11

Earnings (loss) per share -
  assuming dilution              $       .03     $      (.22)    $       .11



[FN]
                       The accompanying notes are an integral
                        part of these financial statements.

                              HIGH PLAINS CORPORATION

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                      Years Ended June 30, 1999, 1998 and 1997

                                       Common Stock
                                     Number             Additional
                                       of                Paid-In     Retained    Treasury  Deferred
                                     Shares    Amount    Capital     Earnings     Stock   Compensation   Total

Balance, June 30, 1996            16,247,289 $1,624,729 $36,752,644 $16,030,337 $(737,660) $ (88,707) $53,581,343

Exercise of stock options            149,333     14,933     516,560                                       531,493
Purchase of common stock                                                         (126,251)               (126,251)
Employee stock purchase                                                                     (273,750)    (273,750)
Amortization of deferred
 compensation                                                                                131,183      131,183
Compensation expense on stock
 options granted                                             78,868                                        78,868
Net earnings for year                                                 1,733,290                         1,733,290

Balance, June 30, 1997            16,396,622  1,639,662  37,348,072  17,763,627  (863,911)  (231,274)  55,656,176

Exercise of stock options             14,000      1,400      19,600                                        21,000
Amortization of deferred
  compensation                                                                                97,406       97,406
Compensation expense on stock
  options granted                                            89,495                                        89,495
Net loss for year                                                    (3,592,930)                       (3,592,930)

Balance, June 30, 1998            16,410,622  1,641,062  37,457,167  14,170,697  (863,911)  (133,868)  52,271,147

Amortization of deferred
  compensation                                                                                50,564       50,564
Employee stock purchase                                                                      (23,351)     (23,351)
Compensation expense on stock
  options granted                                            29,488                                        29,488
Net earnings for year                                                   534,881                           534,881

Balance, June 30, 1999            16,410,622 $1,641,062 $37,486,655 $14,705,578 $(863,911)  $(106,655)$52,862,729


[FN]
                       The accompanying notes are an integral
                        part of these financial statements.

                              HIGH PLAINS CORPORATION

                             STATEMENTS OF CASH FLOWS

                      Years Ended June 30, 1999, 1998 and 1997


                                          1999         1998           1997

Cash flows from operating activities:
  Net earnings (loss)                  $   534,881  $(3,592,930)  $  1,733,290
  Adjustments to reconcile net
    earnings (loss)to net cash
    provided by operating activities:
      Provision for deferred
        income tax                         945,845           --             --
      Depreciation and amortization      3,801,834    3,484,573      3,405,364
      Provision for uncollectible
        accounts receivable                124,222           --             --
      Loss (gain) on sale of property,
        plant and equipment and
        equipment held for resale         (194,816)     (26,157)      (129,649)
      Amortization of deferred
        compensation                        45,681       46,204        107,923
      Compensation expense on stock
        options granted                     29,488       89,495         78,868
      Payments received on notes
        receivable                          31,307      127,852        236,552
      Changes in operating assets and
        liabilities:
          Accounts receivable             (792,907)     336,561     (3,773,905)
          Inventories                    1,413,369   (2,081,449)    (2,565,940)
          Equipment held for resale        365,614      157,540        105,794
          Refundable income tax             30,000      115,328        264,931
          Prepaid expenses                (306,422)     224,182        235,821
          Accounts payable              (1,670,328)   3,249,622      4,422,317
          Estimated contract
            commitments                         --           --       (629,093)
          Accrued liabilities             (259,888)     103,296        168,262
            Net cash provided
              by operating activities    4,097,880    2,234,117      3,660,535
Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment                      5,000      167,090         43,620
  Acquisition of property, plant
    and equipment                       (2,182,724)  (8,359,325)    (4,802,664)
  Decrease (increase) in other
    non-current assets                      39,308       10,349        (19,217)
            Net cash used in
              investing activities      (2,138,416)  (8,181,886)    (4,778,261)
Cash flows from financing activities:
  Payments on long-term debt                    --           --    (17,345,238)
  Payments on revolving lines-of-credit (2,700,000)  (4,900,000)    (3,100,000)
  Proceeds from revolving
    lines-of-credit                        900,000    9,700,000     15,000,000
  Payments on capital lease obligations   (505,773)    (520,923)      (295,330)
  Increase in other non-current assets     (41,312)     (41,505)      (207,558)
  Increase (decrease) in other
    non-current liabilities                 43,399      (25,667)        97,996
  Issuance of common stock                      --           --         49,500
  Proceeds from exercise of options             --       21,000        418,868
            Net cash (used in) provided
              by financing activities   (2,303,686)   4,232,905     (5,381,762)
            Decrease in cash and
              cash equivalents            (344,222)  (1,714,864)    (6,499,488)
Cash and cash equivalents:
  Beginning of year                        674,894    2,389,758      8,889,246
            End of year                $   330,672  $   674,894   $  2,389,758



[FN]
                       The accompanying notes are an integral
                        part of these financial statements.

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

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. During the year ended June 30, 1997, the Company began hedging certain commodity transactions related to anticipated production requirements. This was done to reduce risk due to market price fluctuations. Readily marketable exchange-traded futures contracts were the designated hedge instruments since there is a high correlation between the market value changes of such contracts and the price changes on grain commodities. Gains or losses arising from open and closed hedging transactions were included as an adjustment to the value of inventories and reflected in cost of products sold in the statements of operations when the underlying purchase contracts were fulfilled. At the end of the year ending June 30, 1998, the Company stopped purchasing futures contracts as hedge instruments, and sold all of its then held positions, resulting in a loss of approximately $1.6 million.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. The cost of internally-constructed assets includes direct and allocable indirect costs. Plant improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. Periodically, a plant or a portion of a plant's equipment is shut down to perform certain maintenance projects which are expected to improve the operating efficiency of the plant over the next year. These expenses are generally incurred once a year and thus are capitalized and amortized over the future 12-month period benefited. Included in prepaid expenses at June 30, 1999 and 1998 were $281,507 and $-0-, respectively, of these expenditures.

Provisions for depreciation of property, plant and equipment are computed using the straight-line method over the following estimated useful lives:


        Ethanol plants                 5 - 40 years
        Other equipment                5 - 10 years
        Office equipment               3 - 10 years
        Leasehold improvements              5 years


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss recognized is equal to the excess of the carrying value of the assets over the fair values. No such losses were recorded in fiscal years 1999, 1998 or 1997. During 1999, events and circumstances indicated that approximately $3,700,000 of assets associated with the Company's Portales facility might be impaired. However, the estimated fair value of the long-lived assets was sufficient to result in no impairment loss being recorded. However, it is reasonably possible that the estimate of fair value may change in the near term resulting in the need to write-down those assets to fair value.

Capitalized Interest - The Company capitalized interest of $-0- in 1999 and $46,147 in 1998 as part of the cost of construction and refurbishing at the Portales, New Mexico facility.

Equipment Held for Resale - The Company acquired ethanol processing equipment located in New Iberia, Louisiana to be utilized in the construction of the York, Nebraska facility. Amounts allocated for equipment not utilized for the Nebraska facility are recorded as equipment held for resale and these amounts are decreased as sales occur. During 1999, the remaining unsold equipment was either disposed or transferred into spare parts inventory to be used on internal construction projects.

Deferred Loan Costs - The Company incurred certain costs in connection with obtaining financing. The Company is amortizing these costs over the life of the debt.

Fair Value of Financial Instruments - The fair values of financial instruments recorded on the balance sheet are not significantly different from the carrying amounts.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred Compensation - Under the Employee Stock Purchase Plan (Note
9), compensation is recognized as an expense in the period in which the employee performs the services, which is generally the period over which the stock appreciation is vested or earned. With the exception of certain officers, the participating employees must continue to work for five years to acquire the full amount of the stock. Compensation expense attributable to future services has been recorded as deferred compensation in the equity section of the balance sheets and is amortized over the period of future services. Officers who have ten years of continuous service are allowed to prepay their obligation and receive the stock immediately and thus, the compensation attributable to their election is recognized immediately upon their election to participate in the plan.

Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. However, the Company accounts for stock-based compensation for non-employees as provided under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share - During 1998, the Company implemented FASB Statement No. 128, Earnings Per Share (FAS 128). Under FAS 128, the presentation of primary earnings per share (EPS) is replaced by the "basic" EPS. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. In addition, a diluted EPS continues to be required and is computed similarly to "fully diluted" EPS as defined under APB Opinion No. 15 (See Note 11). Also, in accordance with FAS 128, the Company has restated all prior period EPS data presented in these financial statements.

Recently Issued Accounting Standards - At June 30, 1999, pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the financial statements of the Company.

Management Restructuring Costs - These costs include severance expenses related to management changes during fiscal year ending 1998.

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

Contingencies - In the normal course of business, the Company becomes party to litigation and other contingencies that may result in loss or gain contingencies. The Company follows Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5).
Under FAS 5, loss contingencies are accrued if available information indicates that it is probable that a loss is incurred and the amount of such loss can be reasonably estimated.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


 2.  DESCRIPTION OF BUSINESS

Ethanol Production Business - The Company operates in one segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and its principal business is the operation of three plants in Kansas, Nebraska and New Mexico for the distillation and production of industrial grade and fuel grade ethanol for sale to customers concentrated primarily in the Western United States for mixture with gasoline to be used as a motor fuel. The Company's operations are dependent upon state governmental incentive payments. Kansas production incentive payments recorded as product sales and revenues in the accompanying financial statements were $1,160,141 for fiscal 1997, $1,238,545 for fiscal 1998 and $1,336,642 for fiscal 1999. The Kansas incentive program is currently scheduled to expire July 1, 2001.

The State of Nebraska offers a transferable production tax credit in the amount of $.20 per gallon of ethanol produced for a period of sixty months from date of first eligibility. The credit is only available to offset Nebraska motor fuels excise taxes. The Company transfers these credits to a Nebraska gasoline retailer which then reimburses the Company for the credit amounts less a handling fee. Not less than two million gallons and not more than twenty-five million gallons of ethanol produced annually at the Nebraska facility are eligible for the tax credit. Based on the Nebraska plant's original production capacity, this credit will no longer be available after the first quarter of fiscal 2000. Nebraska production tax credit amounts recorded as revenues in the accompanying financial statements were $4,019,584 in fiscal 1997, $5,069,722 in fiscal 1998 and $5,210,273 in fiscal
1999.

The market for the Company's ethanol product is affected by the Federal government's excise tax incentive program. This program, originally scheduled to expire in 2000, has been extended to September 30, 2007. Under this program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. Under the recent extension, the current tax rate reduction equals $.054 per blended gallon containing 10% or more ethanol by volume.
Alternatively, blenders may currently claim an income tax credit of $.54 per gallon of ethanol blended with gasoline. However, in 2001, the tax rate reduction begins to decrease over the remaining life of the program. The rate decreases to $.053 in 2001, $.052 in 2003 and $.051 in 2005. The market for the Company's product is also affected through Federal regulation by the Environmental Protection Agency under the Clean Air Act and the Reformulated Gasoline Program.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


 2.  DESCRIPTION OF BUSINESS (CONTINUED)

Business Acquisition - In December 1997, the Company acquired an idle ethanol production facility in Portales, New Mexico. After improvements were made, production began in March 1998. The purchase, which had a total acquisition cost of $4,000,000, was funded from borrowings on the Company's reducing revolving line-of-credit. The purchase was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as shown below. The results of operations of the acquired facility are included in the financial statements beginning from the acquisition date. In March 1999, the carbon dioxide (CO2) processing equipment from the Portales plant was sold (see Note 3). The $933,000 difference between the carrying amount of the equipment and the sales price was treated as an adjustment to the original purchase price allocation. This was in recognition of a change in the estimated fair value of the CO2 equipment used at the date of acquisition.

Year 2000 Issue - The Company has worked to resolve any potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company is dependent on computer systems in the ethanol production processes at its plants. Based on preliminary information, costs of addressing further potential corrections are not currently expected to have material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve any processing issues in a timely manner, it could result in material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve any significant Year 2000 issues in a timely manner.


 3.  NOTES RECEIVABLE

In March 1999, the Company disposed of certain CO2 processing equipment at the Portales facility in exchange for a $1,000,000 note receivable. The note is due in two installments with the final installment due August 1, 1999. The note was paid in full subsequent to year-end. The Company also entered into an agreement to provide carbon dioxide from its Colwich, Kansas plant to the buyer of the equipment (see Note 7).

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


 4.  INVENTORIES

Inventories consisted of:

                                                   June 30,
                                               1999        1998
     Raw materials                         $ 1,280,676  $ 1,463,536
     Work-in-process                           481,287      529,246
     Finished goods                          2,251,228    3,437,794
     Spare parts                             1,025,008      897,656

                                           $ 5,038,199  $ 6,328,232


 5.  REVOLVING LINES-OF-CREDIT

On March 31, 1999, the Company amended its existing loan agreement with a bank. This amendment extended the maturity date of the revolving line-of-credit to September 30, 1999 for the purpose of providing additional working capital. The lines-of-credit have an interest rate option equal to the bank's prime rate or a rate based on the LIBOR rate, whichever the Company elects.

Revolving lines-of-credit consisted of:

                              1999                           1998
                            Interest                       Interest
                 Outstanding  Rate  Expiration  Outstanding  Rate  Expiration
Revolving line-  $2,000,000   7.68%  07/01/99   $2,000,000   7.94%  09/30/98
 of-credit has    2,000,000   7.68%  07/01/99    2,000,000   7.97%  12/31/98
 a maturity of    2,000,000   7.68%  07/01/99    2,000,000   8.00%  01/08/99
 September 30,      500,000   7.68%  07/01/99           --
 1999
                  6,500,000                      6,000,000

Reducing            350,000   7.68%  07/01/99    6,000,000   7.94%  09/30/98
revolving line-   6,000,000   7.92%  08/02/99      850,000   7.94%  09/30/98
of-credit has a   4,050,000   7.96%  08/02/99      850,000   8.00%  12/31/98
maturity of              --                      5,000,000   8.00%  01/08/99
January 10, 2002
                 10,400,000                     12,700,000

    Total       $16,900,000                    $18,700,000

Current         $ 9,200,000                    $ 9,000,000
Long-term         7,700,000                      9,700,000

    Total       $16,900,000                    $18,700,000


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 5.  REVOLVING LINES-OF-CREDIT (CONTINUED)

At June 30, 1999 and 1998, all interest rates are LIBOR-based rates with respective maturity dates as disclosed above.

The maximum availability under the lines-of-credit as set forth above is limited so that the amount of collateral securing the lines at all times exceeds the outstanding balances by a ratio of at least 2 to 1. The maximum availabilities under the revolving and reducing lines-of-credit at June 30, 1999 were $6,500,000 and $10,400,000 respectively. Therefore, at June 30, 1999, the available, unused amount in the combined lines-of-credit was $-0-. The maximum availability under the reducing revolving line-of-credit decreases each calendar quarter by $500,000 for the first two quarters of fiscal 2000, and then $850,000 per quarter thereafter. Therefore, the Company can expect to pay at least $2,700,000 on this line-of-credit in the next fiscal year. This amount is included in the current maturities of the lines-of-credit on the balance sheet.

Collateral on the lines as amended under the new agreement includes all eligible receivables, inventory, general intangibles, property and equipment located at the Company's three ethanol facilities, and the Company's rights to payments under present or future production incentive contracts from the Ethanol Plant Production Credit Agreement with the State of Nebraska.

The financing agreement contains various restrictions, including the maintenance of certain financial ratios, fulfilling certain net worth and indebtedness tests, and capital expenditure limitations. At June 30, 1999, the Company was in violation of certain covenants; however, on September 1, 1999, the bank waived its rights to declare the debt due and payable based on the covenant violations at June 30, 1999.


 6.  LEASES

Sale - Leaseback Transaction - On December 12, 1996, the Company sold certain processing equipment for the production of industrial grade ethanol for $3,128,676 and concurrently entered into an agreement to lease the property back at $54,191 per month through December 12, 2002. The sale of equipment was recorded resulting in a gain of $87,447 which was deferred and will be recognized over a period not to exceed the six-year term of the lease agreement. The lease has been classified as a capital lease. The equipment under lease is included in ethanol plants totaling $3,128,676, less accumulated depreciation of $384,050, for a net book value of $2,744,626 at June 30, 1999.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 6.  LEASES (CONTINUED)

Operating Leases - The Company leases 102 railroad cars under an operating lease expiring in fiscal year ending June 30, 2000. Annual rentals are $631,860 for all 102 cars. The Company also leases 43 cars under operating leases expiring in the fiscal year ending in June 30, 2002. Annual rentals are $279,120 for all 43 cars. The Company leases an additional 50 railroad cars under various operating leases expiring through fiscal year ending June 30, 2004. These rail car leases require the Company to pay certain executory costs. Corporate offices are also under a 5-year lease expiring in 2003 that requires annual rentals of $31,159. The Company also leases an aircraft from a company in which an officer of the Company has an ownership interest. This lease expires in 2002 and requires annual rentals of approximately $22,000. Rent paid during the years ended June 30, 1999, 1998 and 1997 was $1,474,387, $1,213,699, and $977,449, respectively.

Future Minimum Lease Payments - The following is a schedule of future minimum lease payments for capital leases and noncancelable operating leases as of June 30, 1999.

                                    Capital         Operating
   Year Ending June 30               Leases           Leases
          2000                    $   653,418      $   883,126
          2001                        650,643          665,010
          2002                        650,290          560,321
          2003                        325,146          295,842
          2004                             --           53,200

   Total minimum lease payments     2,279,497      $ 2,457,499
   Less amount representing
     interest                         281,795

   Present value of net minimum
     lease payments                 1,997,702
   Less current maturities            520,168
                                  $ 1,477,534


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 7.  COMMITMENTS

Forward Contracts - The Company periodically enters into forward contracts with suppliers and customers on both the purchase of grain and the sale of ethanol and by-products. At June 30, 1999, the Company had forward contracts as follows:

                                                           Fixed Price
                                         Quantity            in Total
  Purchase of corn and milo          4,267,000 bushel      $ 9,217,000
  Purchase of corn and milo          5,516,000 bushel         unpriced
  Sale of dried and wet
    distillers grains                   91,000 tons        $ 2,438,000
  Sale of fuel grade ethanol        34,281,000 gallons     $35,063,000
  Sale of syrup and other
    by-products                         13,000 tons        $   235,000


No losses are expected on these contracts because the Company intends to convert the grain feedstocks into ethanol and sell the ethanol at prices above costs to produce. However the two commodities are subject to selling prices which vary independently, and there can be no assurance that such prices will produce a profit in the future. The Company customarily settles these contracts out by making or taking delivery of the product.

During 1998, the Company entered into a contract to sell carbon dioxide, a production by-product, to another company. The contract requires the Company to supply at least 200 tons of carbon dioxide gas per day from its York, Nebraska plant through 2008. During 1999, the Company also entered into an agreement to sell all of the carbon dioxide from its Colwich, Kansas plant through 2007.

Retirement and Consulting Agreement - On April 11, 1997, the Company entered into an agreement with the former President and Chairman of the Board to provide a retirement benefit package and consulting agreement for future services.

In consideration for future consulting services to be provided by the former President, the Company agreed to make payments equal to the amounts required under his former employment contract, which would have expired July 1, 2000. At June 30, 1999, this totaled $144,279, plus annual bonuses of 2% of net income before taxes. The Company also agreed to grant the former President 50,000 non-qualified stock options on each April 11, 1997, 1998 and 1999 at the then closing stock price.

For compensation expenses recorded on the shares issued in 1999, 1998 and 1997, see Note 9.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 8.  INCOME TAXES

For Federal income tax purposes, the Company has net operating loss carryforwards and Federal general business tax credit carryforwards. These result in deferred tax assets (operating loss carryforwards are computed at 34% and 6% for federal and state taxes, respectively), which, if the carryforwards are not used, expire as follows:


Expires in         Operating Loss Carryforwards              Net General
Fiscal Year                                                Business Credit
 Ending      Federal    Kansas    Nebraska    New Mexico     Carryforward
  2000     $       --  $      --  $     --   $      --       $     7,000
  2001        251,000    155,000        --          --            86,000
  2002      2,186,000    386,000   112,000          --                --
  2003             --         --   205,000          --                --
  2004        428,000         --    13,000          --                --
  2007             --    139,000        --          --         4,500,000
  2008             --    223,000        --          --                --
  2009             --     27,000        --          --                --
  2012      1,664,000         --        --          --                --
  2013      2,785,000         --        --      37,000                --
  2014        416,000         --        --      11,000                --
           $7,730,000  $ 930,000  $330,000   $  48,000       $ 4,593,000


The general business credits expiring in fiscal 2000-2001 are investment tax credits and the credits expiring in fiscal 2007 are small ethanol producer tax credits. In the event these credits would expire, the Company would receive a deduction of 50% of the investment tax credit and 100% deduction of the small ethanol producer credit in the year of expiration.

The Company also has a Nebraska investment credit carryforward of $5,061,000, expiring in fiscal 2009, which may be used to offset taxes in the State of Nebraska.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 8.  INCOME TAXES (CONTINUED)

The tax net operating loss carryforwards and federal tax credit carryforwards discussed above and other matters result in deferred tax assets under FAS 109 totaling $19,439,155 at June 30, 1999 (see below). The book basis of property, plant and equipment in excess of its tax basis results in a deferred tax liability of $16,015,000, and the valuation allowance offsets an additional $4,370,000, leaving a net deferred tax liability at June 30, 1999 of $945,845. Future tax expenses, if any, may be offset, at least in part, by net increases in future tax assets (including changes in the valuation allowance) to the extent that such assets exceed the amounts of future deferred tax liabilities. The Company expects to continue to provide for a reasonable valuation allowance, to reduce deferred tax assets as needed until such time as future taxable income is generated or assured (if ever).

Income taxes consisted of:

                                                 June 30,
                                        1999         1998        1997
Current tax expense (benefit)       $   10,000  $  (94,340)  $  (18,895)

Tax effect of changes in deferred
 tax assets and liabilities:
  Book basis of plant and equipment
   in excess of tax basis              946,000   1,751,000    3,354,000
  Nondeductible accrued expenses       (28,155)    (97,000)     239,000
  (Increase) decrease in net
   operating loss carryforward        (365,000) (3,163,000)  (2,979,000)
  (Increase) decrease in tax
   credits carryforward              1,263,000       1,000      (80,000)
  Increase in Nebraska investment
   credit carryforward                (167,000)   (366,000)    (931,000)
  AMT credit carryforward and other    (16,000)   (122,000)     258,000
  Change in asset valuation allowance (687,000)  1,996,000      139,000

Deferred tax expense                   945,845          --           --

Income tax expense (benefit)        $  955,845  $  (94,340)  $  (18,895)


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 8.  INCOME TAXES (CONTINUED)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes is as follows:

                                               June 30,
                                   1999          1998           1997

Computed income tax expense
 (benefit), at 34%            $   506,850   $ (1,253,672)   $    582,894
Utilization of net operating
 loss carryforwards                    --             --        (582,894)
Increase in valuation allowance   572,000      1,253,672              --
Other, net                       (123,005)       (94,340)        (18,895)

Total income tax expense
 (benefit)                    $   955,845   $    (94,340)   $    (18,895)


The Company has deferred income tax liabilities and assets arising from the following temporary differences and carryforwards:

                                                    June 30,
                                               1999         1998
Deferred tax liabilities:
 Book basis of property, plant and
  equipment in excess of tax basis         $ 16,015,000  $ 15,069,000

Deferred tax assets:
 Net federal and state operating
  loss carryforwards                       $  9,038,000  $  8,673,000
 Nebraska investment credit carryforward      5,061,000     4,894,000
 General business credit carryforward         4,593,000     5,856,000
 AMT credit carryforward and other              558,000       542,000
 Nondeductible accrued expenses                 189,155       161,000

                                             19,439,155    20,126,000
Less:  Valuation allowance                    4,370,000     5,057,000

                                           $ 15,069,155  $ 15,069,000

Net deferred income taxes                  $   (945,845) $         --


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 8.  INCOME TAXES (CONTINUED)

The above valuation allowance has been established to reduce the general business credits that expire in 2000 and 2001, the operating loss carryforwards expiring in 2001, and approximately $3.8 million of the Nebraska investment credit carryforward expiring in 2009.


 9.  STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans which are described below. Grants to employees under those plans are accounted for following APB Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted to employees in the financial statements, except under the employee stock purchase plan where compensation expense equals the excess of the fair market value of the shares over the exercise price on the grant date. Grants to non-employees under the plans are accounted for under FAS 123. For the 50,000, 64,000 and 50,000 options granted to a non-employee in the years ended June 30, 1999, 1998 and 1997, $29,489, $89,495 and $78,868,
respectively, were recognized as compensation expense. Had compensation cost for all the stock-based compensation plans been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts below:


                                   1999           1998           1997
Net earnings (loss):
  As reported                  $  534,881     $(3,592,930)   $ 1,733,290
  Pro forma                       404,382      (3,866,883)     1,381,750
Earnings (loss) per share:
  As reported                      $ .03         $  (.22)        $  .11
  Pro forma                          .02            (.24)           .09


Fixed Stock Option Plans - The Company has two fixed option plans under which it may grant options to key employees, officers and directors to purchase common stock, with a maximum term of 10 years, at the market price on the date of grant. Options up to 1,200,000 shares may be granted under the 1990 plan and options up to 3,000,000 shares may be granted under the 1992 plan. These options typically have a six-month vesting period from the date of grant. The fair value under FAS 123 of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: dividend rate of 0% for all years; price volatility of 45.74%, 40.91% and 51.47%; risk-free interest rates of 4.6%, 5.7% and 6.6%; and expected lives of 4 years, 3 years and 5 years.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.  STOCK-BASED COMPENSATION (CONTINUED)

A summary of the status of the two fixed plans at June 30, 1999, 1998 and 1997 and changes during the years then ended is as follows:

                         1999               1998                1997
                           Weighted-             Weighted-           Weighted-
                   Number    Average    Number     Average   Number    Average
                     of     Exercise      of      Exercise     of     Exercise
                   Shares     Price     Shares      Price    Shares     Price
Outstanding and
 exercisable at
 beginning of year 1,795,918 $ 5.4443   1,818,193  $ 5.6612  2,175,154 $ 5.7334
Granted              180,000   1.7870     496,325    4.5781    204,333   3.9377
Exercised                 --       --      14,000    1.5000    124,333   3.3689
Expired or
surrendered           57,600   5.2500     504,600    5.4832    436,961   5.8665

Outstanding and
exercisable at
end of year         1,918,318  5.1069   1,795,918    5.4443  1,818,193   5.6612

Weighted average
fair value per
option of options
granted during the
year                         $    .72              $    .71            $   2.04


     The following table summarizes information about the outstanding options at June 30, 1999:

                                                Weighted-    Weighted-
                                                 Average      Average
                                    Number      Remaining     Exercise
      Range of Exercise Prices    Outstanding      Life        Price
           $1.63 to $2.63           291,000         7.1       $ 2.053
           $3.13 to $4.81           442,200         5.2       $ 3.556
           $5.13 to $5.63           753,118         3.5       $ 5.341
                $8.34               432,000         4.7       $ 8.344

                                  1,918,318


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 9.  STOCK-BASED COMPENSATION (CONTINUED)

The Company's 1990 and 1992 Stock Option Plans were approved for modification at the Company's November 1994 annual meeting of stockholders. The approved amendments provide that when optionees exercise their options and remit the exercise payment to the Company, they may be granted a one-time option to purchase a like quantity of Common Shares as those options exercised (Reload Options). The Reload Options shall have an exercise price equal to the closing sales price of the Company's Common Stock on the day in which the original options were exercised, and shall have an exercise period that extends to the later of one year from the date of grant of the Reload Option or the expiration date of the originally exercised option. Options subject to reload included in total outstanding options at June 30, 1999 totaled 1,322,000 shares. These have a weighted average exercise price of $5.402.

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

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


 9.  STOCK-BASED COMPENSATION (CONTINUED)

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

Employees and key management personnel elected to purchase 67,100 and 87,600 shares with an exercise price per share of $1.59 and $1.50 through the stock purchase plan in 1999 and 1997, respectively. There was no election in 1998. The related deferred compensation recorded at June 30, 1999 and 1997 totaled $23,351 and $273,750, respectively.

Amortization of the deferred compensation recognized in the income statement was $45,681, $46,204 and $107,923 for the periods ending June 30, 1999, 1998 and 1997, respectively. Forfeitures of shares in 1999 from employee terminations totaled 7,107 shares. The fair value under FAS 123 of each purchased share is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years for all years; dividend rate of 0% for all years; risk-free interest rates of 5.5% and 6.8% in 1999 and 1997, and price volatility of 47% in 1999 and 53% in 1997. The weighted average fair value per share granted would be $2.04 and $3.09 in 1999 and 1997, respectively.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


10.  MAJOR CUSTOMERS

Sales to individual customers of 10% or more of net sales and revenues are as follows:

                                                            Trade Accounts
                                                         Receivable Balance at
                   Sales During the Year Ended June 30,        June 30,
Customer        1999           1998           1997         1999         1998
   A         $14,127,657   $17,956,247    $12,532,761   $   58,530   $  453,866
   B          16,434,233    15,255,183             --      612,850      559,299
   C           9,984,620     8,666,195      6,460,989      229,558      635,603
   D           9,196,843     5,633,279      8,653,840      884,916      223,526

             $49,743,353   $47,510,904    $27,647,590   $1,785,854   $1,872,294


11.  EARNINGS PER SHARE

Basic earnings per share is computed by deducting from net earnings or adding to net losses the income not available to common stockholders and dividing the result by the weighted average number of shares outstanding during the period.

Diluted earnings per share is computed by increasing the weighted average shares outstanding by the number of additional shares that would have been outstanding if all dilutive potential common shares had been issued, unless the effect is to reduce the loss or increase the income per common share outstanding.

                                      For the Year Ended 1999
                                Income       Shares      Per Share
                              (numerator) (denominator)    Amount
Basic EPS:
  Income available to
   common stockholders         $   534,881   15,999,444   $   .03
  Effect of Dilutive Securities
   Stock Options                                 15,540

Diluted EPS:
  Income available to
   common stockholders plus
   assumed conversions         $   534,881   16,014,984   $   .03


                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


11.  EARNINGS PER SHARE (CONTINUED)

Options outstanding at June 30, 1999 to purchase 1,902,778 shares of common stock with a range of exercise prices from $1.63 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a ten-year period.

                                        For the Year Ended 1998
                                Loss           Shares        Per Share
                              (numerator)   (denominator)      Amount
Basic EPS:
  Loss available to common
   stockholders                $(3,592,930)   16,095,443     $   (.22)

Diluted EPS:
  Loss income available to
   common stockholders plus
   assumed conversions         $(3,592,930)   16,095,443     $    (.22)


Options outstanding at June 30, 1998 to purchase 1,795,918 shares of common stock with a range of exercise prices from $2.37 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a ten-year period.

                                      For the Year Ended 1997
                                Income         Shares        Per Share
                              (numerator)   (denominator)      Amount
Basic EPS:
  Income available to
   common stockholders         $1,733,290     15,933,157        $ .11

Effect of Dilutive Securities
  Stock options                                   90,323

Diluted EPS:
  Income available to common
   stockholders plus assumed
   conversions                 $1,733,290     16,023,480        $ .11


Options outstanding at June 30, 1997 to purchase 1,727,870 shares of common stock with a range of exercise prices from $5.63 to $8.34 were outstanding during fiscal 1997 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

                            HIGH PLAINS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


12.  ADDITIONAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                  1999          1998           1997
Interest paid                 $ 1,862,810   $ 1,656,796   $ 1,328,310
Income taxes paid                      --            --            --


The Company had the following non-cash transactions:

                                  1999          1998           1997
Purchase of plant and
 equipment in exchange
 for debt                     $        --   $     5,000   $ 3,271,074
Increase in accrued
 compensation costs at
 implementation of employee
 stock purchase plan               23,351            --       273,750
Surrender of common stock in
 lieu of employee payroll
 tax obligations                       --            --       126,251
Decrease in deferred
 compensation from employee
 terminations                       4,883        51,202        23,260
Acceptance of receivable in
 exchange for sale of
 property, plant and equipment  1,000,000        28,275            --


13.  401(k) PLAN

The Company has a 401(k) Plan whereby all employees who are over the age of 19 and have sixty days of continuous service are eligible to participate. Employees may contribute from 1% to 12% of their pay. The Company matches 100% of the first 1% of employee salary deferrals and 50% of the next 5% of employee salary deferrals. The Company contributions to the Plan for the years ended June 30, 1999, 1998 and 1997 were $58,600, $37,697 and $27,822, respectively.

Item 9                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance:
Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than 10 percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on copies of Forms 3, 4, and 5 filed with the Company and in certain cases written representations from such persons that no Form 5 was required, all of these requirements have been satisfied during fiscal 1999, except Raymond G. Friend, Christopher G. Standlee, and Dianne S. Rice, each failed to timely file one Form 4, for the month of April 1999. Each of these Form 4 reports reflected 6 transactions, all of which were scheduled option exercises under the Company's Employee Stock Purchase Plan. The Form 4 reports for these individuals were due May 10, and were subsequently filed on June 9, 1999.

The balance of information relating to this item is hereby incorporated by reference from the "Directors and Executive Officers" section of the Company's 1999 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1999.


Item 11                   EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the Company's 1999 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1999.

Item 12                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 1999 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1999.


Item 13                   CERTAIN RELATIONSIPS AND RELATED TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the Company's 1999 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 1999.


Part IV

Item 14                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                               AND REPORTS FILED ON FORM 8-K

(a) Documents Filed as a Part of This Report

   (1) Financial Statements

       Statements of Income - Years Ended
         June 30, 1999, 1998 and 1997

       Statements of Stockholders' Equity - Years Ended
         June 30, 1999, 1998 and 1997

       Balance Sheets - June 30, 1999 and 1998

       Statements of Cash Flows - Years Ended
         June 30, 1999, 1998 and 1997

       Notes to Financial Statements

       Independent Auditors' Report on Financial Statements


   (2) Financial Statement Schedules

       None.

   (3) Exhibits

       See Index to Exhibits attached hereto and incorporated by reference herein.

(b) Reports on Form 8-K

    During the forth quarter of the period covered by this report, these reports on Form 8-K have been filed.

        April 8, 1999   Announced new marketing group (Item 5 of Form 8-K).

        April 27, 1999  Company announced changes to the Board including new Chairman (Item 5 of Form 8-K).

        May 18, 1999    Company responds to National Research Council
                        report on ethanol (Item 5 of Form 8-K).

(c) Exhibits

    Exhibits are listed in Item 14(a) (3) and filed as part of this report.

All forward-looking statements made in these materials and materials incorporated herein by reference are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are identified as including terms such as "may", "will", "should", "expects", "anticipates", "estimates", "plans", or similar language. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially from those anticipated by certain of the above statements are the following: 1) legislative changes regarding air quality, fuel specifications or incentive programs; 2) changes in cost of grain feedstock; and 3) changes in market prices or demand for motor fuels and ethanol. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to, its Proxy Statement, Annual Report, quarterly 10Q filings, and press releases, copies of which are available from the Company without charge. The Company does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Company.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the _____th day of _________, 1999.


                                         HIGH PLAINS CORPORATION



                                         By: /s/Gary R. Smith
                                             President/Chief Executive
                                             Officer/Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                     TITLE                      DATE

H.T. Ritchie                  Chairman of the
                              Board and
                              Director

Raymond G. Friend             Director

Daniel O. Skolness            Director

Donald D. Schroeder           Director

John F. Chivers               Director

Donald M. Wright              Director

Arthur Greenberg              Director

Ronald D. Offutt              Director

Gary R. Smith                 Director

Christopher G. Standlee       Vice President
                              Chief Operating Officer
                              Secretary

Parker F. Pieri               Vice President
                              Chief Financial Officer
                              Treasurer

Index to Exhibits                                                Page 1 of 4


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

3-5  Amended Bylaws of the Company, dated January 15, 1981,
     (incorporated herein by reference to Exhibit 3-5 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

3-6 Amendment to Article III, Section 1 and 2 of the Amended Bylaws of the Company, dated March 6, 1986, (incorporated herein by reference to Exhibit 3-6 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

3-7 Amendment to Article V, of the Amended Bylaws of the Company, dated April 6, 1998, (incorporated herein by reference to Exhibit 3-7 to the Company's Annual Report on Form 10-K, dated June 30,
     1998).

4-1 Form of Common Stock Certificate (incorporated herein by reference from Exhibit 4-1 to the Company's Registration
     Statement on Form S-1, dated April 18, 1988).

10-1 Ethanol production credit agreement with the State of Nebraska
     Department of Revenue dated October 9, 1992 (incorporated by reference from Exhibit 10-7 to the Company's Annual Report on Form 10-K, dated June 30, 1994).

10-2 High Plains Corporation 1990 Stock Option Plan (incorporated by reference from Exhibit 10-8 to the Company's Registration
     Statement on Form S-1, dated February 9, 1993).

10-3 High Plains Corporation 1992 Stock Option Plan (incorporated by reference from Exhibit 10-14 to the Company's Registration
     Statement on Form S-1, dated February 9, 1993).

10-4 Amendment to the Company's 1990 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit 10-11 to the Company's Annual Report on Form 10-K dated June 30, 1995).

10-5 Amendment to the Company's 1992 Stock Option Plan, dated November 18, 1994, increasing the number of shares available under the plan and granting of additional options to replace certain options when exercised (incorporated by reference from Exhibit
      10-12 to the Company's Annual Report on Form 10-K dated June 30, 1995).

10-6 Employment Agreement dated April 1, 1995, between the Company and Raymond G. Friend, for the continuation of employment through July 1, 2000 (incorporated by reference from Exhibit 10-18 to the Company's Annual Report on Form 10-K dated June 30, 1995).

10-7  High Plains Corporation 1995 Employee Stock Purchase Plan
      (incorporated herein by reference from Exhibit 4-14 to the Company's Registration statement on Form S-8, dated January 22, 1996).

10-8  High Plains Corporation 1995 Key Management Employee Stock
      Purchase Plan (incorporated herein by reference from Exhibit 4-15 to the Company's Registration Statement on Form S-8, dated
      January 22, 1996).

10-9  Stanley E. Larson Retirement and Consulting Agreement
      (incorporated herein by reference from Exhibit 10-14 to the Company's Annual Report on Form 10-K dated June 30, 1997).

10-10 Agreement between Centennial Trading, LLC, Michael Rowan and the
      Company to purchase feedstock for the Company, (incorporated herein by reference from Exhibit 10-14 to the Company's Annual Report on Form 10-K dated June 30, 1997).

10-11 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for the sale of raw CO2 for an initial period of five years, dated November 6, 1997, (incorporated herein by reference to Exhibit 10-11 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

10-12 Employment agreement dated March 31, 1998, between the Company and Gary R. Smith, for an initial period of three years, expiring March 30, 2001, (incorporated herein by reference to Exhibit 10-12 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

10-13 Amendment to employment agreement between the Company and Raymond
      G. Friend, dated June 30, 1998, (incorporated herein by reference to Exhibit 10-13 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

10-14 Lease Agreement between the Company and EPCO Carbon Dioxide
      Products, Inc. for the lease of land relating to CO2 Agreement listed under 10-10, (incorporated herein by reference to Exhibit
      10-14 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

10-15 Lease dated April 17, 1998 between the Company and Center Towers
      L.C. for a five year lease of office space, (incorporated herein by reference to Exhibit 10-15 to the Company's Annual Report on Form 10-K, dated June 30, 1998).

10-16 Employment agreement dated March 12, 1999, between the Company and Roger Hill, for an initial period of three years, expiring April 30, 2002, attached hereto.

10-17 Agreement between the Company and Kolmar Petrochemicals Americas,
      Inc., for the sale of fuel grade ethanol for an initial period of one year, dated March 2, 1999, attached hereto.

10-18 Amendment to agreement between the Company and Kolmar Petrochemicals
      Americas, Inc., for the sale of fuel grade ethanol for an initial period of one year, dated March 10, 1999, attached hereto.

10-19 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for the sale of raw CO2 for an initial period of fifteen years and dated March 30, 1999, attached hereto.

10-20 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for the sale of CO2 Liquefaction Plant assets dated March 30, 1999, attached hereto.

10-21 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for lease of parcel located at the Company's Colwich, Kansas plant for an initial period of fifteen years and dated March 30, 1999, attached hereto.

10-22 Agreement between the Company and ICM, Inc., for sale of Dry
      Distiller's Grain and Wet Distiller's Grain from Colwich, Kansas and York, Nebraska plants for an initial period of two years and dated March 29, 1999, attached hereto.

10-23 Agreement between the Company and Black Hole Enterprises, Ltd, an affiliated entity, for lease of Aztec Airplane for an initial period of three years and dated October 20, 1998, attached hereto.

11-1 Statement on Computation of Per Share Earnings (Please see note 11 in the Financial Statements included herein).

23-1 Consent of Allen, Gibbs and Houlik, L.C., independent certified public accountants.

27-1  Financial Data Schedule.

                                                                 Exhibit 10-16


March 12, 1999

Mr. Roger Hill
Manildra Energy Corp.
P.O. Box 39
100 George Street
Hamburg, Iowa  51640

Dear Roger,

This confirms our offer of employment with High Plains Corporation.

Your employment would start at High Plains on April 1, 1999.

As we discussed, I see no reason for you to have to move from Nebraska City. You are close to airport connections in either Lincoln or Omaha and only 1 1/2 hours from York. You will operate out of your home office with fax and voice mail; these expenses will be reimbursed monthly.

High Plains would provide you a company vehicle and pay the associated expenses; your monthly lease allowance will be $350.00.

You would qualify for all of our company medical, dental, vision and 401K benefits in accordance with company policies.

On compensation I'd like to structure a program that allows you to earn based on sales performance. Your salary until December 31, 1999 would be $118,000 annually paid bi-weekly. As of January 1, 2000 your salary would be $80,000 annually paid bi-weekly.

We have assumed the following volumes are acceptable minimums, we will pay a $.03/gallon commission monthly for all sales accepted by High Plains over the following figures for the calendar year 2000. All gallons are "wine" gallons.


Calendar Year 2000
January   -  200      July      -  350
February  -  200      August    -  350
March     -  250      September -  400
April     -  250      October   -  400
May       -  300      November  -  500
June      -  300      December  -  500


Calendar year 2001 compensation would be based on $.03/gallon commission for all non-brokered sales over 600,000 gallons per month. Non-brokered sales shall be defined as sales direct to an end user in which a third party or broker does not receive a commission. If sales are brokered and a commission paid, that commission will be deducted from the $.03/gallon commission payable to Roger Hill hereunder. For sales to brokers in which the actual brokers commission cannot be readily determined, the commission payable to Roger Hill shall be reduced to $.015 from $.03. Your salary would rise to $90,000 annually on January 1, 2001. Calendar year 2002 compensation would be based on $.03/gallon commission for all non-brokered sales over 700,000 gallons per month. Your salary would rise to $100,000 annually on January 1, 2002.

If the Manildra organization agrees to have High Plains Corporation broker their 200-proof ethanol sales for $.05/gallon, High Plains Corporation would compensate you $.01/gallon for all Manildra sales.

A signing bonus of $11,800 would be paid on April 1, 1999.

Roger, I am excited with the move you are making to High Plains and as we discussed, we will structure an "other" category of compensation for other profit opportunities you bring to High Plains as they evolve.

Roger, we will also propose to our Board of Directors that you be granted options to purchase 5,000 shares of High Plains Corporation Common Stock at current market price.

Sincerely,

HIGH PLAINS CORPORATION

/s/Gary R. Smith
President & CEO


Acknowledged and agreed:


_____________________________
/s/Roger Hill


Dated:_______________________

                                                                Exhibit 10-17


Kolmar
Chemicals

Kolmar Chemicals
1011 High Ridge Road
Stamford, CT  06905

Phone (203) 329-6060


March 2, 1999

To: Chris Standlee
High Plains Corporation
200 W. Douglas, Suite 820
Wichita, Kansas 67202

Kolmar Contract No. S10391.P

We are pleased to confirm the following transactions concluded on February 17, 1999 with your company.

Seller:
High Plains Corporation
200 W. Douglas, Suite 820
Wichita, Kansas 67202

Buyer:
Kolmar Chemicals
1011 High Ridge Road
Stamford, CT  06905

Description:
Ethanol in accordance with ASTM D4806 specifications

Quantity:
500 barrels per day (total of 182,500 BBLS) plus or minus 10 percent in buyer's option.

Delivery Terms:
A) Delivered via seller's railcars into buyer's terminal, GATX, Argo, IL., or in seller's option
B) Delivered via seller's trucks into buyer's terminal, Equilon, Argo, IL.

Delivery Period:
March 25, 1999 - March 25, 2000

Price:
A) USD 0.98 per gallon, delivered GATX, Argo
B) USD 1.00 per gallon, delivered Equillon, Argo

Payment Terms:
Net cash 30 days after receipt of product at buyer's terminal and against presentation of the following documents:
A) Commercial invoice in either fax or hardcopy form.

B) Certificate of quality issued by independent surveyor at discharge port confirming that the material in the railcar(s) is in accordance with the specifications as set forth in this contract or certificate of quality issued at loadport for tank trucks.
C) Certificate of quantity made out by neutral independent surveyor based on shore tank measurements taken immediately prior to and immediately after completion of discharge of seller's railcar, or tank truck bill of lading indicating gross weight, tare weight, and net weight of each tank truck shipped in pounds and gallons @ 60 degrees F.

If payments due date falls on a Saturday or a banking holiday other than a Monday, payment will be effected on the preceding business day. If payment due date falls on a Sunday or Monday banking holiday, payment will be effected on the following business day.

If required by seller, buyer shall open an irrevocable standby letter of credit through Baque Nationale de Paris, New York.

Notwithstanding anything contained in any other agreement to the contrary, all payments will be made without deduction, set-off, or counterclaim for amounts owed by or to any third party (including without limitation, amount owed by or to any affiliate of either party).

Inspection:
Inspection to be performed by independent surveyor mutually acceptable to both buyer and seller whose fees to be equally shared between buyer and seller. At discharge at GATX terminal, Argo, IL.

Invoice Basis:
Net discharged gallons as shown by independent inspector's certificate of quantity for railcars and net loaded gallons as shown on truck bills of lading for trucks.

Title Of Risk Of Loss:
Passes from seller to buyer at discharge port as material passes the outgoing flange of seller's railcar or truck.

Compliance With Laws:
Buyer recognizes that U.S. law or regulations may prohibit delivery of product to restricted destinations or entities and buyer agrees that it shall not cause or permit product sold hereunder to be delivered to any such destination or entity. Further, buyer recognizes that seller cannot cooperate with, agree to, or comply with any terms or request, including documentary requests, which are prohibited or penalized under U.S. Anti-Boycott Laws or Regulations.

Other Terms and Conditions:
The terms and conditions as set forth in Kolmar Petrochemicals Americas, Inc. general terms and conditions dated March 1, 1997 are hereby incorporated in full by reference in this contract.

Entire Agreement:
Notwithstanding anything contained in any other agreement to the contrary, this agreement contains the entire agreement between the parties with respect to the subject matter hereof and all proposal, negotiations and representations relating thereto are merged herein.

Contacts:
Contract/Administration - Carlos Croatto (203) 329-6070
Scheduling - Susan Voorhis (203) 329-6063
Fax: (203) 329-6072

We are pleased to have been able to conclude this transaction with your company and look forward to receiving your telex confirmation of the foregoing.

Kind Regards
Kolmar Petrochemicals Americas, Inc.
Raf Aviner

                                                                  Exhibit 10-18

Kolmar
Chemicals

Kolmar Chemicals
1011 High Ridge Road
Stamford, CT  06905

Phone (203) 329-6060


March 10, 1999

To: Chris Standlee
High Plains Corporation
200 W. Douglas, Suite 820
Wichita, Kansas 67202

Kolmar Contract No. S10391.P

We hereby amend the above referenced contract as follows:

Quantity:
1,000 barrels per day (total of 365,000 BBLS) plus or minus 10 percent in buyer's option.

Delivery Terms:
A) Delivered via seller's railcars into buyer's terminal, GATX, Argo, IL., or in seller's option
B) Delivered via seller's trucks into buyer's terminal, Equilon, Argo, IL.

Price:
A) USD 0.97 per gallon, delivered GATX, Argo
B) USD 0.99 per gallon, delivered Equillon, Argo

All other terms and conditions remain unchanged and in full force and effect.

If you have any questions, or disagree with the above, please contact us immediately.


Kind Regards

Kolmar Petrochemicals Americas, Inc.
Raf Aviner

                                                                  Exhibit 10-19
                               CO2 Purchase and Sale
                                     Agreement


  WHEREAS, High Plains Corporation (hereinafter referred to as "SELLER") operates an ethanol production facility in Colwich, Kansas which produces as a by-product raw carbon dioxide (CO-2) in gaseous form; and
  WHEREAS, EPCO Carbon Dioxide Products, Inc. ("EPCO") will be manufacturing liquid CO2 at a CO2 Liquefaction Plant to be owned by EPCO on premises leased from High Plains in Colwich, Kansas; and
  WHEREAS, EPCO desires to purchase Raw CO-2 gas from SELLER; and WHEREAS, SELLER desires to sell such CO-2 gas on the terms and conditions set forth in this agreement;
  NOW THEREFORE, in consideration of the foregoing premises, the mutual covenants set forth below, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:
  1.  Definitions:
    (a) EPCO CO2 Plant - The CO2 Liquefaction Plant to be re-located to Colwich, Kansas and sold to EPCO pursuant to that Re-Location and Purchase and Sale Agreement between EPCO and High Plains dated March 30, 1999.

    (b) SELLER'S Facility - The ethanol production facility and related operations located on the premises of SELLER in Colwich, Kansas which produces as a by-product quantities of CO-2 in gas form;

    (c) Contract year - shall mean a twelve (12) month period beginning on the first day of the first month after the EPCO CO2 Plant begins producing food grade liquid CO2, but in no case later than the Handover Date specified in the Re-Location and Purchase and Sale Agreement between SELLER and EPCO, and every year thereafter for succeeding periods of twelve (12) months.

(d) Matchpoint - The flange or other point on the necessary services and process facility conduits into and out of the EPCO CO2 Plant Site and shown on Exhibit A. Installation costs, on the EPCO CO2 Plant side of the Matchpoint shall be borne by EPCO. Installation costs on the SELLER'S Facility side of the Matchpoint will be borne by SELLER. EPCO will fund the costs for these costs in the form of deductions from the funds due to SELLER from the first product sales. Unless agreed otherwise, this Matchpoint shall be located as near as practicable to the boundary of the EPCO CO2 Plant Site. The blower acquired with the CO2 Liquifaction Plant shall be located on EPCO's side of the matchpoint if feasible. Irregardless of where located, the power for this blower shall be provided by EPCO, and the cost of this power, as well as all maintenance and repair of the blower, shall be borne by EPCO.

    (e) SELLER'S Facility Site - That parcel of land constituting the entire premises upon which the SELLER'S Facility in Colwich, Kansas is located, all as more particularly set out and described on Exhibit B, attached hereto and made a part hereof.

    (f) EPCO CO2 Plant Site - a parcel of land designated by EPCO on which its CO-2 Plant Site is located all as more particularly set out and described on Exhibit B, attached hereto and made a part hereof.

2. Term: The primary term of this agreement shall begin on the first day of operation of the EPCO CO-2 Plant following the Handover Date as defined in the Re-Location and Purchase and Sale Agreement and shall end on the last day of the fifteenth (15th) contract year thereafter. Provided, however, that this agreement shall automatically renew for additional term(s) of 5 years each until either SELLER or EPCO provides written notification of termination to the other at least six months prior to the end of the primary or any renewal term. Should SELLER during the initial term of this contract, or any extension thereto, file a voluntary petition under any chapter of the United States Bankruptcy code, or if a petition in Bankruptcy or under any debtors relief law shall be filed against SELLER, or if SELLER becomes insolvent, or if proceedings are begun by or against SELLER seeking the appointment of a receiver, or if SELLER should cease operations for a period of more than thirty (30) consecutive days, then EPCO shall have the right to terminate this agreement and retain all money owed by it to SELLER. Similarly, should EPCO during the initial term of this contract, or any extension thereto, file a voluntary petition under any chapter of the United States Bankruptcy code, or if a petition in Bankruptcy or under any debtors relief law shall be filed against EPCO, or if EPCO becomes insolvent, or if proceedings are begun by or against EPCO seeking the appointment of a receiver, or if EPCO should cease operations for a period of more than thirty
(30) consecutive days and shall fail to timely pay the applicable take or pay amounts required herein, then SELLER shall have the right to terminate this agreement

  3. Quantity and Price. SELLER agrees to supply to EPCO at the Matchpoint all of SELLER'S CO2 gas production per day. The price for such CO2 shall be $1.96 per short ton (i.e. 2,000 pounds) so long as the CO2 actually produced and delivered to the Matchpoint by High Plains is 100 tons per day, measured as set forth in Section 5 below, and calculated daily, but averaged and priced on a monthly basis for average monthly production. In the event of any increase in the production by SELLER, there shall be a corresponding increase in the price per ton as reflected in the table below. In the event of production levels either higher or lower than the levels shown in the table below, then the parties shall re-negotiate in good faith a price for these levels.


PRODUCTION LEVEL    PRICE PER TON
100                 $ 1.96
105                   2.12
110                   2.27
115                   2.41
120                   2.54
125                   2.65
130                   2.76
135                   2.86
140                   2.95
145                   3.04
150                   3.12


    The provisions of this paragraph shall govern the price per ton through the eighth Contract Year from the effective date of this Agreement. Sixty
(60) days prior to the beginning of the ninth contract year, EPCO and High Plains shall re-negotiate a new price quantity, and price structure for the remainder of the duration of this Agreement.

   4. Take or Pay Minimum: EPCO agrees to Take or Pay ("Take or Pay") for, whether taken or not, a minimum of 70% of the production capacity (defined as the maximum production capacity of the liquifaction plant determined in good faith by the parties, assuming continuous operation of both EPCO's and SELLER's facilities, and raw gas availability demonstrated by SELLER within the six month period prior to shut down by EPCO), calculated on a monthly basis, of Seller's Facility. EPCO'S obligation to Take or Pay shall abate during any event of force majeure or cessation of operation of SELLER'S facility.

  5. Measurement: The quantity of CO2 gas purchased by EPCO shall be measured by the number of tons of liquid CO-2 produced by EPCO'S plant, determined on certified truck and rail scales located on the EPCO Plant Site. EPCO will notify High Plains of any shut down or start up within 30 minutes of such occurrence. Title to and risk of loss of CO2 gas shall pass from SELLER to EPCO at the Matchpoint, as defined herein, but the quantity of CO-2 sold and purchased shall nonetheless be measured on the truck and rail scales stated above. Daily, for the previous day's production, EPCO will furnish certified Bills of Lading to SELLER, omitting the customer names and addresses, which shall establish the billable tons of product used by EPCO. EPCO shall not vent CO2 gas, and shall maximize recovery of condensation gas. EPCO shall keep a record of daily outage hours, production, and of each individual shipment, a copy of which shall be given to SELLER on a daily
basis for the previous days business.    SELLER shall have the right to an
independent audit of production and shipment information at SELLER's sole expense. SELLER is hereby granted a security interest in EPCO's inventory of all finished product prior to sale, to secure any amounts due SELLER. This security interest shall be subordinate to any primary debt EPCO has placed against the collateral.

  6. Payment and Terms: SELLER shall bill EPCO monthly for the Tons of Product shipped from the EPCO Facility and for any applicable take or pay minimums, as well as any utilities, or other amounts owed hereunder. EPCO shall pay net thirty (30) days from billing date, and any payments not received by the 30th day shall bear interest at the rate of 18% per annum.

  7. Force Majeure: Neither party shall be liable for failure to perform or for delay in performing this Agreement, where such failure or delay is occasioned by events constituting force majeure, and the parties shall use all reasonable efforts to minimize the duration of any event of force majeure. For purposes of this agreement force majeure shall include the following: (a) fire, explosion, strike, lock-out, labor dispute, casualty, accident or mechanical failure(s); (b) lack or failure in whole or in part of transportation facilities; (c) storm, flood or drought; (d) acts of God or of the public enemy, war, riots, police action, or civil commotion. The party asserting that an event of force majeure has occurred shall send the other party notice thereof by cable, telecopy or telex no later than fourteen
(14) days after the beginning of such claimed event setting forth a description of the event of force majeure, an estimate of its effect upon the party's ability to perform its obligations under this Agreement and the duration thereof. The notice shall be supplemented by such other information or documentation as the party receiving the notice may reasonably request.
As soon as possible after the cessation of any event of force majeure, the party which asserted such event shall give the other party written notice of such cessation. Whenever possible, each party shall give the other party notice of any threatened or impending event of force majeure.

It is agreed that if the SELLER'S Facility or EPCO'S Plant is destroyed by some force beyond their control, they shall not be required to rebuild their facility and this Agreement will be terminated without penalty.

  8. Confidentiality and Non-Competition. The parties hereby acknowledge that in the course of engaging in the sale and purchase of CO-2 gas at the Colwich, Kansas location, each will have access to Confidential Information which includes but is not limited to each other's business, the identity of customers, the quantity of liquid CO-2 used by such customers, shipping records, pricing, customer lists, production methods, technical and non-technical data, formulae, patterns, compilations, programs, devices, methods, techniques, drawings, processes, financial data, information regarding actual and potential customers of each party and actual and potential suppliers of each party. The parties agree that all such Confidential Information shall be kept secret and confidential during the term of this agreement and for three years thereafter.

The parties further acknowledge that violation of the provisions of this Section shall constitute irreparable injury and shall entitle the non-violating party to temporary preliminary and/or permanent injunctive relief, in addition to any other remedy at law or in equity.

9. Assignment: Subject to the terms and conditions set forth herein, no other assignment by the parties of all or part of its rights and obligations shall be made without the consent of the non-assigning party, which consent shall not be unreasonably withheld. Notwithstanding the foregoing, in the event the SELLER sells its Facility in Colwich, Kansas or EPCO sells the EPCO CO2 Plant the non-selling party may, at its sole option, terminate this agreement without any penalty.

  10. Entire Agreement: The entire Agreement is contained herein and there are no oral promises, representations, or other warranties affecting it. No amendment or modifications of any of the terms and provisions of this Agreement shall be binding upon either SELLER or EPCO unless the same be expressed in writing and signed by both parties.

  11. Miscellaneous: This Agreement and the agreements referred to herein comprise the entire agreement between the parties relating to the subject matter hereof and there are no agreements, understandings, conditions, warranties or representations concerning the subject matter hereof which are not set forth or referred to herein. Headings are for reference only, and do not affect the meaning of any paragraph. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. The failure of either party to require strict compliance with any of the terms and conditions of this agreement in any one situation shall not constitute a waiver of any of the terms and conditions of this agreement.

12. Notices: Notices and other communications between the parties hereto shall be in writing and sent by mail, FAX, or overnight courier such as Fed Ex unless a particular mode is specified herein, postage or transmission costs prepaid, and shall be addressed to the parties hereto at the addresses set forth below:

    To SELLER:   High Plains Corporation
                 200 West Douglas, Suite 820
                 Wichita, Kansas 67202

    To EPCO:     EPCO Carbon Dioxide Products, Inc.
                 1500 Lamy Lane
                 Monroe, Louisiana  71201
                 Telephone: (318) 361-0870
                 FAX: (318) 361-0047

    All such Notices and communications shall be deemed effective on (i) the date of transmission, if sent by fax, with confirmed answer back, or (ii) the date that is five (5) calendar days after the date on which deposited or sent, if sent by mail or telegraph, or (iii) the next business day after the date on which sent if sent by overnight courier. Each party hereto may change its address for purposes hereof by Notice given to the other party in the manner prescribed herein.

  13.  Default.   Notice of material default shall be promptly provided in
writing by the non-defaulting party. If a material default not involving the payment of money is not reasonably cured within thirty (30) calendar days of notice of default, or if a default involving the payment of money is not cured within 5 calendar days of notice of default, this Agreement may be terminated by the non-defaulting Party by written notice of termination and termination shall become effective ten (10) days after the receipt of such notice by the defaulting Party. Notice of termination must be given by the non-defaulting Party within ninety (90) days of the default. Termination of this Agreement shall in no way affect or impair any obligation or duties of one Party to the other Party accruing prior to the termination of this Agreement.

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, this 30th day of March, 1999.


          EPCO CARBON DIOXIDE PRODUCTS, INC.



          By:______________________________________
          President
Attest:


________________________
Secretary

          HIGH PLAINS CORPORATION



          By:______________________________________
Title:

Attest:


_________________________
Secretary

                                                                  Exhibit 10-20

                  RE-LOCATION AND PURCHASE AND SALE AGREEMENT

  THIS AGREEMENT made as of this 30th day of March, 1999, by and between EPCO Carbondioxide Products, Inc., an Illinois corporation and High Plains Corporation ("High Plains"), a Kansas Corporation.
  WHEREAS, High Plains owns and operates an ethanol production facility in Colwich, Kansas which produces as a by-product carbon dioxide gas; and
  WHEREAS, EPCO desires to purchase CO2 gas from High Plains at its plant in Colwich, Kansas and High Plains desires to sell such CO2 gas to EPCO; and
  WHEREAS, EPCO intends to relocate and reconstruct a Liquefaction Plant owned by High Plains to High Plains' Colwich, Kansas ethanol production facility; and
  WHEREAS, EPCO desires to enter into an agreement by which EPCO will own the Liquefaction Plant in Colwich, Kansas;
  NOW, THEREFORE, in consideration of the foregoing premises, the mutual covenants set forth below, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:
  1. Definitions. The following terms shall have the following meanings when used in this Agreement.
  (a) Agreement - This Re-Location and Purchase and Sale Agreement as amended, waived or supplemented.

  (b) CO2 Gas - A by-Product of the ethanol manufacturing process of the Colwich Plant containing, among other substances, a high percentage of carbon dioxide, and is the process stream to be delivered or offered for sale to EPCO.
  (c) CO2 Plant - A CO2 liquefaction plant (including without limitation Storage Vessels) to be relocated, reconstructed and refurbished by EPCO pursuant to this Agreement and located on the CO2 Plant Site.
  (d) CO2 Plant Site - A parcel of land that is located on the Colwich Plant Site all as more particularly set out and described on Exhibit A.
  (e)  Construction and Restart Completion Date - August 1, 1999.
  (f) EPCO - EPCO Carbondioxide Products, Inc., an Illinois corporation, and its permitted successors and assigns.
  (g) High Plains - High Plains Corporation, a Kansas corporation, and its permitted successors and assigns.
  (h) Handover Date - The day as of which the CO2 Plant successfully completes the Performance Demonstration which shall be set forth in the joint certificate signed by High Plains and EPCO.
  (i) Colwich Plant - The ethanol production facility located on the Colwich Plant Site.
  (j) Colwich Plant Site - The parcel of land near Colwich, Kansas on which the Colwich Plant is located, and which is more particularly delineated on Exhibit B.
  (k) Power - The electric power, if any, supplied by High Plains or any utility for the construction, maintenance, and/or operation of the CO2 Plant.

  (l) Ton - A unit of measurement consisting of Two Thousand (2,000) pounds.
  (m) Utilities - The steam, fuel gas, and cooling water needed in connection with the construction, maintenance and/or operation of the CO2 Plant.
(n) Performance Demonstration - The performance test to be agreed upon and attached as an exhibit to this agreement..
  2.  Relocation.
  (a) High Plains currently owns the CO2 Plant located in Portales, New Mexico. At its sole expense, EPCO will disassemble, transport, reassemble and restart the CO2 Plant (consisting of those items set forth on Exhibit C Attached hereto) at the Colwich Plant site no later than August 1, 1999. EPCO has inspected the CO2 Plant and agrees to purchase said plant from High Plains as is, where is, and with all faults, on the terms set forth herein. EPCO agrees to make all repairs and/or refurbishing necessary to make the CO2 Plant fully operational for its intended function. Power for EPCO's reassembly and restarting of the CO2 Plant shall be provided at the Colwich Plant by EPCO. Title to the liquifaction plant, and risk of loss, shall pass to EPCO on the effective date hereof. On or before June 1, 1999, EPCO shall pay to High Plains $250,000, which will be applied to the purchase price payable under 3(e).

  (b) EPCO shall fully protect, indemnify, defend and hold High Plains, it affiliates, and their respective officers, agents, servants, and employees harmless from and against any and all claims and actions by third parties for personal injury and property damage caused by EPCO, its agents or employees while engaged in the re-location and reassembly of the CO2 Plant. EPCO shall maintain at its own costs and expense Public liability insurance with respect to third party personal injury and death and property damage in an amount not less than $3,000,000 including contractual coverage.

  (c) Until the effective date hereof, all risk of loss to the CO2 Plant shall be borne by High Plains unless such loss results from the intentional conduct or negligence of EPCO, its agents or employees;
  (d) From the date of this agreement until such time as full payment for the CO2 plant has been made by EPCO to High Plains, EPCO shall procure and maintein at its own expense the following insurance in connection with the CO2 plant:
    (i) Casualty insurance insuring the CO2 Plant against physical loss or damage in the amount of the full replacement cost thereof.
    (ii) Public liability insurance with respect to third party personal injury and death and property damage in an amount not less than $3,000,000 including contractual coverage.
    (iii) Such insurance shall be obtained from any insurance company licensed and in good standing in the State where the CO2 Plant is located.

3.  Performance, Demonstration and Sale.

  (a) When EPCO has completed its reassembly of the CO2 Plant, with all repairs and/or refurbishing perceived as necessary, but no later than the date set forth in 2(a) above, there shall be conducted the Performance Demonstration. When the CO2 Plant is ready for the commencement of the Performance Demonstration, EPCO shall give High Plains prior written notice thereof. As soon as practicable after notice has been given by EPCO to High Plains that the CO2 Plant is ready for commencement of the Performance Demonstration, but not later than fourteen (14) days thereafter, High Plains and EPCO shall carry out, or arrange for the carrying out of the Performance Demonstration. Successful completion of the Performance Demonstration shall be evidenced by a jointly executed Certificate in the form set forth in Exhibit D and shall specify a mutually agreeable Handover Date, such Handover Date not to be later than August 1, 1999.

  (b) On the Handover Date, High Plains will execute any additional instruments required by applicable law to complete transfer ownership of the CO2 Plant to EPCO free of any liens or encumbrances and EPCO shall deliver to High Plains the balance of the $1,000,000 sales price, to wit $750,000.00.

4. Default. Notice of material default shall be promptly provided in writing by the non-defaulting party. If a material default not involving the payment of money is not reasonably cured within thirty (30) calendar days of notice of default, or if a default involving the payment of money is not cured within five (5) calendar days of notice of default, this Agreement may be terminated by the non-defaulting Party by written notice of termination and termination shall become effective ten (10) days after the receipt of such notice by the defaulting Party. Notice of termination must be given by the non-defaulting Party within ninety (90) days of default. Termination of this Agreement shall in no way affect or impair any obligation or duties of one Party to the other Party accruing prior to the termination of this Agreement.

5. Notice. Notices and other communications between the parties hereto shall be in writing and sent by mail, Fax, or nationally recognized overnight courier such as Fed Ex or UPS unless a particular mode is specified herein, postage or transmission costs prepaid, and shall be addressed to the parties hereto at the addresses set forth below:

    To High Plains:  High Plains Corporation
                     200 West Douglas, Suite 820
                     Wichita, Kansas 67202

    To EPCO:         EPCO Carbon Dioxide Products, Inc.
                     1500 Lamy Lane
                     Monroe, Louisiana  71201

  All such Notices and communications shall be deemed effective on (i) the date of transmission, if sent by Fax, with confirmed answer back, or (ii) the date that is five (5) calendar days after the date on which deposited or sent, if sent by mail (iii) the next business day after the date on which sent if sent by overnight courier. Each party hereto may change its address for purposes hereof by Notice given to the other party in the manner prescribed herein.

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

ATTEST:                     HIGH PLAINS CORPORATION

                            BY:___________________________

                            ITS:



ATTEST:                     EPCO CARBONDIOXIDE PRODUCTS, INC.

                            BY:___________________________

                            ITS:

                                                                Exhibit 10-21
                                   LEASE AGREEMENT

  This Lease Agreement, ("Agreement"), is made and entered into as of March 30, 1999, between High Plains Corporation ("High Plains"), with offices at 200
W. Douglas, Suite 820, Wichita, Kansas 67202 and EPCO Carbon Dioxide Products, Inc. ("EPCO"), with offices at 1500 Lamy Lane, Monroe, Louisiana 71201.

  WHEREAS, EPCO and High Plains have entered into an agreement whereby High Plains will sell to EPCO and EPCO will purchase from High Plains raw gaseous CO2 produced at High Plains ethanol production facility located in Colwich, Kansas;

  WHEREAS, EPCO desires to lease from High Plains certain land and improvements thereon, upon which EPCO will relocate a CO2 liquidation plant as more specifically set forth in that Re-Location and Purchase and Sale Agreement dated March 30, 1999 by and between EPCO and High Plains; and

  WHEREAS, High Plains desires to lease to EPCO certain land and improvements thereon;

  NOW, THEREFORE, in consideration of the foregoing promises, the mutual covenants set forth below and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1.  DEFINITIONS:

  (a) Re-Location and Purchase and Sale Agreement shall mean the Re-Location and Purchase and Sale Agreement entered into by High Plains and EPCO, dated March 30, 1999;

(b) CO2 Purchase and Sale Agreement shall mean the CO2 Purchase and Sale Agreement entered into by High Plains and EPCO, dated March
30, 1999;

(c) Contract Year shall mean a twelve (12) month period beginning on the first day that EPCO begins to manufacture liquid CO2 and every year thereafter for succeeding periods of twelve (12) months.

  (d) EPCO's Liquefaction Plant shall mean the CO2 liquefaction plant, to be sold by High Plains to EPCO and to be located on Exhibit A Property owned by High Plains and leased to EPCO.

(e) High Plains Facility shall mean the ethanol facility and related operations located on the premises of High Plains in Colwich, Kansas, which produces as a byproduct quantities of CO2 in gaseous form.

2. PROPERTY LEASED: High Plains hereby leases to EPCO and EPCO hereby leases from High Plains a parcel of land, ("Property"), the location of which is more particularly described in Exhibit A, attached hereto and made a part of this Agreement. EPCO agrees to order and pay the cost of a survey which will specifically and legally describe the property which the parties mutually agree will be leased by EPCO.

3. TERM: The primary term of this Agreement shall begin on the Handover Date, as defined in the Re-Location and Purchase and Sale Agreement and shall end on the close of business of the last day of the fifteenth Contract Year. Within 30 days after EPCO begins producing liquid CO2, EPCO shall provide High Plains written notice of the date on which EPCO began producing liquid CO2. This Agreement shall automatically renew for two successive five-year terms which shall be concurrent with the Contract Years, unless written notice is given by either party of its intent not to renew at least sixty (60) days prior to the expiration of the then current term.

4.  USE OF THE PREMISES:

(a) High Plains agrees to lease the Property to EPCO only for the purposes of assembling, operating, maintaining, disassembling, and removing EPCO's Liquefaction Plant and for transporting EPCO's products to and from EPCO's Liquefaction Plant as well as parking, storing and maintaining trucks, trailers and other vehicles used in operating EPCO's Liquefaction Plant. The adjoining pipeline connecting EPCO's Liquefaction Plant to the High Plains facility shall be used only to carry raw CO2 gas from High Plains ethanol plant to EPCO's Liquefaction Plant.

(b) EPCO may, at EPCO's sole expense, construct improvements on the Property. All buildings and any alterations or modifications to the Property shall comply with OSHA or other applicable regulations or local codes in the jurisdiction in which the Property is located.

(c) EPCO agrees to obtain from the appropriate governmental agencies, at EPCO's sole expense, any and all permits, licenses, and the like, required to permit EPCO to construct the improvements and to otherwise occupy the Property for the purposes stated in paragraph 4 of this Agreement.

(d) EPCO shall make all repairs and do all acts of maintenance in or upon the Property as it becomes necessary during the term of this Agreement to ensure the Property remains in compliance with all applicable regulations or local codes in the jurisdiction in which the Property is located. EPCO shall be responsible for fencing EPCO's Liquefaction Plant. Existing fencing may be used, but any relocation or maintenance of fencing shall be the responsibility of EPCO. All fencing shall remain the property of High Plains upon termination of this Lease Agreement.

(e) Once construction of any improvement upon the Property has begun by EPCO, EPCO shall with reasonable diligence prosecute the work to completion.

5.  WARRANTIES BY EPCO:

(a) EPCO represents and warrants that EPCO is familiar with and has knowledge of applicable and relevant environmental, health, and safety laws, statutes, regulations, and ordinances, whether federal, state, or local, pertaining to the handling, storage, use, transportation, or other disposition of gaseous CO2 and liquid CO2. EPCO hereby assumes full responsibility for handling, storage, use, transportation, or other disposition of gaseous CO2 and liquid CO2 in compliance with all applicable and relevant environmental, health, and safety laws, statutes, regulations, and ordinances, whether federal, state, or local, pertaining to the handling, storage, use, transportation, or other disposition of gaseous CO2 and liquid CO2.

(b) EPCO further represents and warrants that EPCO is familiar with and has knowledge of, applicable and relevant transportation, environmental, health, and safety laws, statutes, regulations, and ordinances, whether federal, state, or local, pertaining to the construction and maintenance of EPCO's Liquefaction Plant. EPCO hereby assumes full responsibility for constructing and maintaining EPCO's Liquefaction Plant in such a condition which ensures that EPCO's Liquefaction Plant is in compliance with all federal, state, and local laws, statutes, and regulations pertaining to the construction and maintenance of EPCO's Liquefaction Plant. EPCO further assumes full responsibility for the operation of the Liquefaction Plant in compliance with all federal, state, and local laws, statutes and regulations pertaining to the operation of EPCO's Liquefaction Plant.

6.  AGREEMENT AND COVENANTS OF EPCO:

(a) EPCO shall under no circumstances cause, suffer, or allow the release or disposal of any hazardous or nonhazardous wastes, substances, or other materials on, at, or in the Property and shall be and remain fully responsible for the ultimate disposition of such materials during and after the term of this Agreement. EPCO shall comply with any and all past, present, and future laws, rules, regulations, ordinances and the like, directly or indirectly relating to environmental protection, conservation, hazardous or non hazardous waste, substances, or other materials, emissions, discharges, releases, verbal or written notification or reporting, wildlife, natural resources, permitting, cleanup or remediation, onsite or offsite transportation, disposal, reclamation, recycling, or other disposition of such materials to the extent directly or indirectly relating or applying to EPCO's actions or inactions on, at, in or near the Property. EPCO shall maintain complete records of all materials relating to the foregoing during the term of this Agreement.

(b) EPCO shall not use the Property for any disorderly or unlawful purpose, but only for the purposes stated in paragraph 4 of this Agreement.

7. CONDITIONS OF PREMISES: EPCO acknowledges that EPCO has had full opportunity to inspect the Properties and is fully informed, independent of High Plains to the character and construction of the Property. EPCO accepts the premises as is, and in their present condition.

8. TRADE FIXTURES AND EQUIPMENT: The parties agree that all fixtures and equipment installed or brought onto the Property shall not become or be deemed to be a part of the Property, but shall remain EPCO's property and may be removed from the Property by EPCO at any time during the term of this Agreement. Subject to the other provisions herein, repairs to EPCO's equipment shall be at EPCO's sole discretion and expense. High Plains covenants that any interest High Plains may now or hereafter have in EPCO's property located on the Property and any rights incident thereto shall be subordinate to the security interest of any secured party pursuant to a security agreement.

9. ANNUAL RENTAL FEE: EPCO agrees to pay High Plains as rental for the use and occupancy of the Property, at the times and in the manner provided, a rental fee of $1.00 each Contract Year. EPCO will pay any and all taxes resulting from the equipment or improvements being placed upon the leased premises, including all personal property taxes on equipment, and any increase in real property taxes for the leased premises resulting from the equipment or improvements.

10. PAYMENT OF RENT: The annual rental fee shall be paid in advance on or before the first day of a Contract Year. If the correct amount is not paid on or before the first day of a Contract Year, interest on any unpaid amount shall accrue at the rate of 10% for each Contract year, and if such default continues for more than ten
(10) days after written notice from High Plains to EPCO, High Plains may terminate this Agreement without prejudice to its other remedies.

11:  UTILITIES:

(a) EPCO shall, at its sole cost and expense, cause to be installed in, on, and about the Property all facilities necessary to supply thereto all electricity required in EPCO's operations hereunder; and during the term of this Lease, EPCO agrees to pay all charges and expenses in connection therewith directly to the local electric utility and to protect High Plains and the Property therefrom. High Plains represents that such services are or will be available at or near the perimeter of the Property before EPCO commences any work on the Property in furtherance of the Re-Location and Purchase and Sale Agreement.

(b) To the extent allowable by applicable law and regulations, High Plains shall furnish to EPCO process water and wastewater disposal services (provided that process water requirements shall not exceed 30 gallons per minute, and wastewater submitted for disposal shall be substantially similar to the effluent currently transferred by EPCO to SELLER's York, NE facility

11. RESTORATION OF THE PROPERTY: Within one hundred twenty (120) days of the termination of this Agreement, EPCO shall, at EPCO's sole expense, restore the Property and return possession of the Property to High Plains. Restoration of the Property shall mean the removal of all roads, parking lots, curbs, above ground structures, pilings, foundations, pipes and other underground structures placed on the Property by EPCO to at least one (1) foot below ground level. In the event EPCO fails to remove its personalty from the Property and restore the Property as required in the preceding sentence, then High Plains may remove, or cause to have removed, EPCO's personality from the Property and restore the Property or cause to have the Property restored.
EPCO shall reimburse High Plains for any costs High Plains may incur for removing EPCO's personality and restoring the Property. If requested by High Plains within 30 days after termination, EPCO shall leave certain specific improvements, which are integrally incorporated into the premises, such as roads, paving, curbs, foundations, etc.

13.  INDEMNITY:

(a) High Plains does not assume any liability for any acts or omissions of EPCO or EPCO's drivers, agents or employees. EPCO shall fully protect, indemnify, defend and hold High Plains, its affiliates, and their respective officers, directors, agents, servants and employees harmless from and against any and all claims and actions by third parties for personal injury, property damage or death caused by any liquid CO2; any and all claims and actions by any third parties, against High Plains for personal injury, property damage or death sustained by anyone, arising out of or in connection with the ownership, maintenance, operation, control or use of the Property, if caused by the fault of EPCO; all loss or damage to the High Plains plant, arising out of the ownership, maintenance, operations, control or use of the Property by EPCO and arising from EPCO's fault; all taxes, penalties, fines, interest, liens or indebtedness or claims against High Plains property or for work performed, or measured by the work performed, growing out of or incident to EPCO's operations under this Agreement. Third parties shall include, but not be limited to High Plains and EPCO employees, contractors and subcontractors. EPCO's duty to protect, indemnify, defend and hold High Plains harmless shall not extend to any action for which High Plains is insured through a Worker's Compensation plan.

14.  INSURANCE:

(a) EPCO shall maintain at its own cost and expense Public liability insurance with respect to third party personal injury and death and property damage in an amount not less than $3,000,000, including contractual coverage.
(b) Such insurance shall also name High Plains as an additional insured.

15.  TERMINATION AND DAMAGES:

(a) High Plains and EPCO may terminate this Agreement or any provision herein by mutual consent upon such terms as they may agree in writing.

(b) If either party breaches any provision of this Agreement, the nonbreaching party shall provide the breaching party with written notice of the alleged breach. The notice of alleged breach shall sufficiently describe the conduct which constitutes the alleged breach, the nonbreaching party's expectation of remedial action to be taken by the breaching party, the alleged damages suffered by the nonbreaching party and the time, which shall not be less than thirty (30) days, within which the breach must be cured. If the breaching party fails to cure the breach within the time specified in the notice of alleged breach, the non-breaching party may terminate this Agreement.

(c) If High Plains sells High Plains' Facility, or if EPCO sells EPCO's Liquefaction Plant, the non-selling party may, at its sole discretion, terminate this Agreement without penalty assessed to EPCO.

(d) If the CO2 Purchase and Sale Agreement of even date herewith is terminated for any reason, then this lease shall also be considered terminated.

16.  FORCE MAJEURE:

(a) Neither party shall be liable for failure to perform or for delay in performing this Agreement, where such failure or delay is occasioned by (i) fire, explosion, breakdown of plant, failure of machinery, strike, lock-out, labor dispute, casualty or accident; (ii) storm, flood or drought; (iii) lack or failure in whole or in part of the sources of supply, labor, raw materials, or power, or other utilities; (iv) acts of God or of the public enemy, war, riots, police action, or civil commotion; or (v) any law regulation, ordinance, demand, judgment, injunction, arbitral award, or other requirement or regulation of any government or governmental agency or instrumentality;
(vi) any other act, whatsoever, whether similar or dissimilar to those above-enumerated, beyond the reasonable control of the party suffering such event of force majeure. The party asserting that an event of force majeure has occurred shall send the other party notice thereof by cable, telecopy or telex no later than fourteen (14) days after the beginning of such claimed event, setting forth a description of the event of force majeure, an estimate of its effect upon the party's ability to perform its obligations under this Agreement, and the duration thereof. The notice shall be supplemented by such other information or documentation as the party receiving the notice may reasonably request. As soon as possible after the cessation of any event of force majeure, the party which asserted such event shall give the other party written notice of such cessation. Whenever possible, each party shall give the other party notice of any threatened or impending event of force majeure.

(b) It is agreed that if High Plains' Facility or EPCO's Liquefaction Plant is destroyed by some force beyond their control, neither shall be required to rebuild its facility, and this Agreement will be canceled without penalty to either party.

17.  EMINENT DOMAIN:   EPCO agrees that if the Property, or any part thereof,
shall be taken or
condemned for public or quasipublic use or purpose by any competent authority, EPCO shall have no claim against High Plains and shall not have any claim or right to any portion of the amount that may be awarded to High Plains as damages or paid as a result of any such condemnation. EPCO shall retain all rights to any award from the condemning authority relating to the loss of its leasehold interests, but High
Plains shall retain all awards arising from loss of ownership of the real estate, or its lessor's interest therein. In the event that the Property or any substantial part thereof shall be taken or condemned by an governmental authority, then this Agreement shall terminate on the date on which EPCO is forced by such taking to cease carrying on the operation of EPCO's Liquefaction Plant.

18.  LEASE SUBORDINATION:

(a) This lease shall at all times be subject, subordinate, and inferior to a first mortgage, if any, that may be placed on the land owned by High Plains; and the recording of such mortgage shall be deemed prior to this lease, irrespective of the recording date of such mortgage, and EPCO will, upon demand, without cost, execute any instrument necessary to effectuate such subordination, and if EPCO, within five (5) days after submission of such instrument fails to execute the same, High Plains is hereby authorized to execute same as attorney-in-fact for EPCO.

(b) It is a condition, however, to the foregoing subordination that so long as EPCO shall faithfully discharge the obligations on its part to be kept and performed under the terms of this lease, its tenancy will not be disturbed nor this lease affected by any default under such mortgage or mortgages; and in the event of foreclosure, or any enforcement of such mortgage, the right of EPCO hereunder shall expressly survive and not be cut off, and this lease shall, in all respects, continue in full force and effect, provided always, however, that EPCO fully performs all of its obligations hereunder.

(c) Upon request of EPCO, High Plains shall obtain a non-disturbance agreement from any person or entity holding a mortgage over the property providing that so long as EPCO shall faithfully discharge the obligations on its part to be kept and performed under the terms of this lease, its tenancy will not be disturbed nor this lease affected by any default under such mortgage or mortgages; and in the event of foreclosure, or any enforcement of such mortgage, the right of EPCO hereunder shall expressly survive and not be cut off, and this lease shall, in all respects, continue in full force and effect, provided always, however, that EPCO fully performs all of its obligations hereunder. In addition, upon EPCO's request, High Plains shall obtain from any person or entity holding a mortgage over the property a written acknowledgment that EPCO's Liquefaction Plant does not constitute an improvement to any real estate and is unencumbered by the Mortgage of such person or entity.

19. EASEMENTS AND RESTRICTIONS OF RECORD: This lease is subject to all statutes, ordinances, and regulations, including, without limitation, those relating to zoning now or hereafter applicable to the Property, and to all covenants, easements, reservations, and restrictions of record applicable to the Property. High Plains agrees to provide EPCO with a survey which discloses easements and restrictions of record.

20. ENTIRE AGREEMENT: This Agreement comprises the entire agreement between the parties and there are no oral promises, representations, or other warranties affecting it. No amendment or modifications of any of the terms and provisions of this Agreement shall be binding upon either High Plains or EPCO unless the same be expressed in writing and signed by both parties.

21.  MISCELLANEOUS:


(a) Headings are for reference only and do not affect the meaning of any paragraph. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

(b) Nothing herein shall be construed to create a partnership, joint venture, or agency relationship between the parties hereto. Neither party shall have the authority to enter into agreements of any kind on behalf of the other, nor shall either party have the power or authority to bind or obligate the other in any manner to any third party.

(c) The failure of either party at any time to require performance by the other party of any provision of this Agreement shall in no way affect the right of such party to require performance of that provision. Any waiver by either party of any breach or any provision of this Agreement shall not be construed as a waiver of any continuing or succeeding breach of such provision, a waiver of the provision itself, or a waiver of any right under this Agreement.

(d) Notice of material default, other than a default in payment of money, shall be promptly provided in writing by the non-defaulting party. If a material default is not reasonably cured within thirty (30) calendar days of notice of default, this Agreement may be terminated by ne non-defaulting Party by written notice of termination and termination shall become effective ten
(10) days after the receipt of such notice by the defaulting Party. Notice of termination must be given by the non-defaulting Party within ninety (90) days of default. Termination of this Agreement shall in no way affect or impair any obligation or duties of one Party to the other Party accruing prior to the termination of this Agreement.

21. CHOICE OF LAWS: This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of Kansas.

24. NOTICES: Notices and other communications between the parties hereto shall be in writing and sent by mail, Fax, or nationally recognized overnight courier such as Fed Ex or UPS unless a particular mode is specified herein, postage or transmission costs prepaid, and shall be addressed to the parties hereto at the addresses set forth below:

    To High Plains:    High Plains Corporation
                       200 West Douglas, Suite 820
                       Wichita, Kansas 67202

    To EPCO:    EPCO Carbon Dioxide Products, Inc.
                1500 Lamy Lane
                Monroe, Louisiana  71201

  All such Notices and communications shall be deemed effective on (i) the date of transmission, if sent by Fax, with confirmed answer back, or (ii) the date that is five (5) calendar days after the date on which deposited or sent, if sent by mail (iii) the next business day after the date on which sent if sent by overnight courier. Each party hereto may change its address for purposes hereof by Notice given to the other party in the manner prescribed herein.

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, this _____ day of _____________, 1999.

HIGH PLAINS CORPORATION                EPCO CARBON DIOXIDE PRODUCTS, INC.



By:________________________________    By:___________________________________
Title:_____________________________    Title:________________________________


Attest:__________________________      Attest:_______________________________

                                                                Exhibit 10-22

                                    AGREEMENT


  THIS AGREEMENT, made and entered into as of March 29th , 1999 by and between High Plains Corporation, a Kansas corporation ("Seller"), and ICM, Inc. a Kansas corporation ("Buyer").


                            W I T N E S S E T H :


  WHEREAS, Seller desires to sell and Buyer desires to purchase the Wet Distiller's Grains with Solubles, and Dried Distillers Grains with Solubles, (hereinafter the "Products") output of the ethanol production "Plants" which Seller owns at York, Nebraska and Colwich, Kansas (hereinafter called the "Plants") and


  WHEREAS, Seller and Buyer wish to agree in advance of such sale and purchase to the price formula, payment, delivery and other terms thereof in consideration of the mutually promised performance of the other;


  NOW, THEREFORE, in consideration of the promises and the mutual covenants and conditions herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by both parties, it is hereby agreed:


  1. PURCHASE AND SALE. Seller agrees to sell to Buyer its entire bulk feed grade "Products" output from Seller's "Plants", and Buyer agrees to purchase from Seller the entire bulk feed grade "Products" output from Seller's "Plants", subject to all the terms and conditions set forth in this Agreement.


  2. TRADE RULES. All purchases and sales made hereunder shall be governed by the Feed Trade Rules of the National Grain and Feed Association unless otherwise specified. Said Trade Rules, shall to the extent applicable, be a part of this Agreement as if fully set forth herein. Notwithstanding the foregoing, the Arbitration Rules of the National Grain and Feed Association shall not be applicable to this Agreement and nothing herein contained shall be construed to constitute an agreement between the parties to submit disputes arising hereunder to arbitration before any organization or tribunal.


  3. TERM. The initial term of this Agreement shall be for two years. This agreement shall be automatically renewed for successive one-year terms unless either party gives written notice to the other party of it's election not to renew not later than ninety (90) days prior to the expiration of the then current term.

4.     DELIVERY AND TITLE.

    A. The place of delivery for all "Products" sold pursuant to this Agreement shall be FOB "Plants". Buyer and Buyer's agents shall be given access to Seller's "Plants" in a manner and at all times reasonably necessary and convenient for Buyer to take delivery as provided herein. Buyer shall schedule the loading and shipping of all outbound "Products" purchased hereunder which is shipped by truck or rail, but all labor and equipment necessary to load trucks, or rail cars shall be supplied by Seller without charge to Buyer. Delivery from Seller's Colwich plant shall occur only between the hours of 8:00 a.m. and 6:00 p.m. central daylight time (CDT) Monday through Friday, excluding Holidays, unless prior arrangements are made at Seller's discretion. Seller agrees to handle the "Products" in a good and workmanlike manner in accordance with Buyer's reasonable requirements and in accordance with normal industry practice. Seller shall maintain the truck/rail loading facilities in safe operating condition in accordance with normal industry standards.


     B. Seller further warrants that storage space for not less than 10 days production of "Products", (5 days at Colwich) based on normal operating capacity, shall be reserved for Buyer's use at the "Plants" and shall be continuously available for storage of "Products" purchased by Buyer hereunder at no charge to Buyer. Buyer warrants and agrees to remove "Products" before the aforementioned storage limits are exceeded, or before "Plant" operations are effected. Seller shall be responsible at all times for the quantity, quality and condition of any "Products" in storage at the "Plants". Seller shall not be responsible for the quantity, quality and condition of any "Products" stored by Buyer at locations other than the "Plants".


    C. Buyer shall give to Seller a schedule of quantities of "Products" to be removed by truck and rail respectively with sufficient advance notice reasonably to allow Seller to provide the required services. Seller shall provide the labor, equipment and facilities necessary to meet Buyer's loading schedule and, except for any consequential or indirect damages, shall be responsible for Buyer's actual costs or damages resulting from Seller's failure to do so. Buyer shall order and supply trucks as scheduled for truck shipments. All freight charges shall be the responsibility of Buyer and shall be billed directly to Buyer.
Demurrage charges will be for the account of the Buyer if Buyer fails to provide railcars in accordance with the production schedule provided by Seller. Demurrage charges will be for the account of the Seller if Seller fails to load railcars in accordance with said schedule.


    D. Subject to Section 1, Buyer shall provide loading orders as necessary to permit Seller to maintain Seller's usual production schedule, provided, however, that Buyer shall not be responsible for failure to schedule removal of "Products" unless Seller shall have provided to Buyer production schedules as follows: Five (5) days prior to the beginning of each calendar month during the term hereof, Seller shall provide to Buyer a tentative schedule for production in the next calendar month. On Wednesday of each week during any term hereof, Seller shall provide to Buyer a schedule for actual production during the next production week (Monday through Sunday). Seller shall inform Buyer daily of inventory and production status by 8:30 a.m. CDT. For purposes of this paragraph, notification will be sufficient if made by facsimile as follows:

  If to Buyer, to the attention of ICM, Inc., Randy Ives, Facsimile number 316-796-0944 and


  If to Seller, to the attention of ______________________________, Facsimile number _________________.

  Or to such other representatives of Buyer and Seller as they may designate to the other in writing.


    E. Title, risk of loss and full shipping responsibility shall pass to Buyer upon loading the "Products" into trucks or rail cars, as the case may be, and delivering to Buyer of the bill of lading for each such shipment.


    F. None of the Seller "Products" shall be sold more than 90 days in advance by Buyer unless Seller explicitly approves the price and terms of any such contract. Buyer will advise weekly and update Seller monthly on all outstanding contractual obligations, and the terms thereof. The aforementioned method of notification shall be deemed sufficient for this purpose. Any forward sales approved by the Seller shall be the property of the Seller, and the Seller shall have the full benefit or burden of those contracts.


5.  PRICE AND PAYMENT.

    A. Buyer agrees to pay Seller for all "Products" removed by Buyer from the "Plants", a price equal to ninety-eight percent (98%) of the FOB Plant price actually received by Buyer from its customers. In the event Buyer realizes a higher net price for the "Products" in relationship to other proteins, Buyer receives additional compensation as outlined in Exhibit A. For purposes of this provision, the FOB Plant price shall be the actual sale price, less all freight costs incurred by Buyer in delivering the Product to it's customer. Buyer agrees to use commercially reasonable efforts to achieve the highest resale price available under prevailing market conditions as judged by Buyer. Seller's sole and exclusive remedy for breach of Buyer's obligations hereunder shall be to terminate this Agreement.


    B. On a daily basis, Weekends and Holidays excluded, Seller shall provide Buyer with certified weight certificates for the previous day's shipments. Buyer shall pay Seller the full price, determined pursuant to paragraph 5A above, for all properly documented shipments. Payment for such shipments shall occur so that payment is received on or by the following Thursday of each shipment week (Monday through Sunday). Buyer agrees to maintain accurate sales records and to provide such records to Seller upon request. Seller shall have the option to audit Buyer's sales invoices at any time during normal business hours and during the term of this Agreement.

  6.  QUANTITY AND WEIGHTS.

    A. It is understood that said output of the "Products" shall be determined by Seller's production schedule and that no warranty or representation has been made by Seller as to the exact quantities of "Products" to be sold pursuant to this Agreement. At the effective date of this Agreement, the output estimated by Seller to be sold to the Buyer is approximately 16 thousand tons (16,000) of Product per month from the aforementioned "Plants".


     B. The quantity of "Products" delivered to Buyer from Seller's "Plants" shall be established by weight certificates obtained from scales which are certified as of the time of weighing and which comply with all applicable laws, rules and regulations. In the case of rail shipments, the first official railroad weights will govern establishment of said quantities. The outbound weight certificates shall be determinative of the quantity of "Products" for which Buyer is obligated to pay pursuant to Section 5.


     C.  All rail cars loaded at Seller's York, NE plant shall be
grain hopper cars.   Seller agrees that such cars shall be loaded to full
visible capacity at Seller's "Plants". If not loaded to full visible capacity, Seller shall pay in full the portion of freight charges allocable to the unused capacity of the car. It is agreed and understood that all railcars, when loaded to full visible capacity, shall be defined as having a "light weight".


  7.  QUALITY.


   A. Seller understands that Buyer intends to sell the "Products" purchased from Seller as a primary animal feed ingredient and that said "Products" are subject to minimum quality standards outlined in Exhibit B for such use. Seller agrees and warrants that "Products" produced at it's "Plants" and delivered to Buyer shall be accepted in the feed trade under the minimum quality standards outlined in Exhibit B and shall be of merchantable quality.


    B. Seller warrants that all "Products" sold to Buyer hereunder shall, at the time of delivery to Buyer, conform to the minimum quality standards outlined in Exhibit B. Said minimum quality standards are subject to change at the discretion of Seller. Sufficient notice shall be deemed to be 30 days of written notification to Buyer.

    C. Seller warrants that at the time of loading, the "Products" will not be adulterated or misbranded within the meaning of the Federal Food, Drug and Cosmetic Act and that each shipment may lawfully be introduced into interstate commerce under said Act. Payment of invoice does not waive Buyer's rights if goods do not comply with terms or specifications of this Agreement. Unless otherwise agreed between the parties to this Agreement, and in addition to other remedies permitted by law, the Buyer may, without obligation to pay, reject either before or after delivery, any of the "Products" which when inspected or used are found by Buyer to fail in a material way to conform to this Agreement. Should any of the "Products" be seized or condemned by any federal or state department or agency for any reason except noncompliance by Buyer with applicable federal or state requirements, such seizure or condemnation shall operate as a rejection by Buyer of the goods seized or condemned and Buyer shall not be obligated to offer any defense inn connection with the seizure or condemnation. However, Buyer agrees to cooperate with Seller in connection with the defense of any quality or other product claims, or any claims involving seizure or condemnation. Buyer shall be fully responsible for, and shall indemnify Seller against any liability for , claims arising from any failure to deliver feed products, except to the extent that delivery under those contracts fails due to Seller's fault. When rejection occurs before or after delivery, at its option, Buyer may:


      (1) Dispose of the rejected goods after first offering Seller a reasonable opportunity of examining and taking possession thereof, if the condition of the goods reasonably appears to Buyer to permit such delay in making disposition; or


      (2) Dispose of the rejected goods in any manner directed by Seller which Buyer can accomplish without violation of applicable laws, rules, regulations or property rights; or


      (3) If Buyer has no available means of disposal of rejected goods and Seller fails to direct Buyer to dispose of them as provided herein, Buyer may return the rejected goods to Seller, upon which event Buyer's obligations with respect to said rejected goods shall be deemed fulfilled. Title and risk of loss shall pass to Seller promptly upon rejection by Buyer.


      (4) Seller shall reimburse Buyer for all costs reasonably incurred by Buyer in storing, transporting, returning and disposing of the rejected goods. Buyer shall have no obligation to pay Seller for rejected goods and may deduct reasonable costs and expenses to be reimbursed by Seller from amounts otherwise owed by Buyer to Seller.


      (5) If Seller produces "Products" which comply with the warranty in Section C above but which do not meet applicable industry standards, Buyer agrees to purchase such "Products" for resale but makes no representation or warranty as to the price at which such Product can be sold. If the Product deviates so severely from industry standard as to be unsalable in Buyer's reasonable judgment; then it shall be disposed of in the manner provided for rejected goods in Section C above.

    D. If Seller knows or reasonably suspects that any "Products" produced at it's "Plants" are adulterated or misbranded, or outside of minimum quality standards set forth in Exhibit B, Seller shall promptly so notify Buyer so that such Product can be tested before entering interstate commerce. If Buyer knows or reasonably suspects that any "Products" produced by Seller at it's "Plants" are adulterated, misbranded or outside of minimum quality standards set forth in Exhibit B, then Buyer may obtain independent laboratory tests of the affected goods. If such goods are tested and found to comply with all warranties made by Seller herein, then Buyer shall pay all testing costs and if the goods are found not to comply with such warranties, Seller will pay all testing costs.


  8. RETENTION OF SAMPLES. Seller will take an origin sample of the "Products" from each truck or rail car before it leaves the "Plants" using standard sampling methodology. Seller will label these samples to indicate the date of shipment that the truck, rail car, or pickup number involved. Seller will also retain the samples and labeling information for no less than 6 months. At a minimum, a composite analysis on all "Products" shall be sent once a month to Buyer. It is understood that said analysis is a composite and may or may not be indicative of the current analysis.


  9.  INSURANCE.

    A. Seller warrants to Buyer that all Seller's employees engaged in the removal of "Products" from Seller's Plant shall be covered as required by law by worker's compensation and unemployment compensation insurance.


    B. Seller agrees to maintain throughout every term of this Agreement comprehensive general liability insurance, including Product Liability coverage, with combined single limits of not less than $2,000,000. Seller's policies of comprehensive general liability insurance shall be endorsed to require at least thirty (30) days advance notice to Buyer prior to the effective date of any decrease in or cancellation of coverage. Seller shall cause Buyer to be named as an additional insured on Seller's insurance policy and shall provide a certificate of insurance to Buyer to establish the coverage maintained by Seller by the start of the contract term.


    C. Buyer agrees to carry such insurance on it's vehicles and personnel operating on Seller's property as Seller reasonably deems appropriate. The parties acknowledge that Buyer may elect to self insure its vehicles. Upon request, Buyer shall provide certificate of insurance to Seller to establish the coverage maintained by Buyer.


    D. Each of the parties hereto shall obtain from its respective insurers a waiver of subrogation provision in all insurance policies required pursuant to item C, waiving any subrogation rights against the other party.

  10.  REPRESENTATIONS AND WARRANTIES.

    A. Seller represents and warrants that all "Products" delivered to Buyer shall not be adulterated or misbranded, except that Buyer assumes all responsibility for labeling and tagging the feed products in accordance with applicable law, and assuming that Seller's "Products" meet the specifications set forth in Exhibit B as amended from time to time, within the meaning of the Federal Food, Drug and Cosmetic Act and may lawfully be introduced into interstate commerce pursuant to the provisions of the Act. Seller further warrants that the "Products" shall fully comply with any applicable state laws governing quality, naming and labeling of "Product". Payment of invoice shall not constitute a waiver by Buyer of Buyer's rights as to goods which do not comply with this Agreement or with applicable laws and regulations.

    B. Seller represents and warrants that "Products" delivered to Buyer shall be free and clear of liens and encumbrances.


  11. EVENTS OF DEFAULT. The occurrence of any of the following shall be an event of default under this Agreement: (1) failure of either party to make payment to the other when due; (2) default by either party in the performance of the covenants, conditions and agreements imposed upon that party by this Agreement; (3) if either party shall become insolvent, or make a general assignment for the benefit of creditors or to an agent authorized to liquidate any substantial amount of its assets, or be adjudicated bankrupt, or file a petition in bankruptcy, or apply to a court for the appointment of a receiver for any of its assets or properties with or without consent, and such receiver shall not be discharged within sixty (60) days following appointment.


  12. REMEDIES. Upon the happening of an Event of Default, the parties hereto shall have all remedies available under applicable law with respect to an Event of Default by the other party. Without limiting the foregoing, the parties shall have the following remedies whether in addition to or as one of the remedies otherwise available to them: (1) to declare all amounts owed immediately due and payable; and (2) to immediately terminate this Agreement effective upon receipt by the party in default of the notice of termination, provided, however, Buyer shall be allowed 3 calendar days from the date of receipt of notice of default for non-payment to cure any non-payment. Notwithstanding any other provision of this Agreement, Buyer may offset against amounts otherwise owed to Seller the price of any "Products" which fails to conform to any requirements of this Agreement.


  13. FORCE MAJEURE. Neither Seller nor Buyer will be liable to the other for any failure or delay in the performance of any obligation under this Agreement due to events beyond its reasonable control, including, but not limited to, fire, storm, flood, earthquake, explosion, act of the public enemy, riots, civil disorders, sabotage, strikes, lockouts, labor disputes, labor shortages, war, stoppages or slowdowns initiated by labor, transportation embargoes, failure or shortage of materials, acts of God, or acts or regulations or priorities of the federal, state or local government or branches or agencies thereof.

  14.  INDEMNIFICATION.

A. Seller shall indemnify, defend and hold Buyer and its officers, directors, employees and agents harmless, from any and all losses, liabilities, damages, expenses (including reasonable attorneys' fees), costs, claims, demands, that Buyer or its officers, directors, employees or agents may suffer, sustain or become subject to, or as a result of (i) any misrepresentation or breach of warranty, covenant or agreement of Seller contained herein or (ii) the Seller's negligence or willful misconduct.

  B. Buyer shall indemnify, defend and hold Seller and its officer, directors, employees and agents harmless, from any and all losses, liabilities, damages, expenses (including reasonable attorneys' fees), costs, claims, demands, that Seller or its officers, directors, employees or agents may suffer, sustain or become subject to, or as a result of (i) any misrepresentation or breach of warranty, covenant or agreement of Buyer contained herein or (ii) the Buyer's negligence or willful misconduct.

  C. Where such personal injury, death or loss of or damage to property is the result of negligence on the part of both Seller and Buyer, each party's duty of indemnification shall be in proportion to the percentage of that party's negligence or faults.


  15. RELATIONSHIP OF PARTIES. This Agreement creates no relationship other than that of buyer and seller between the parties hereto. Specifically, there is no agency, partnership, joint venture or other joint or mutual enterprise or undertaking created hereby.
Nothing contained in this Agreement authorizes one party to act for or on behalf of the other and neither party is entitled to commissions from the other.


  16.  MISCELLANEOUS.

    A. This writing is intended by the parties as a final expression of their agreement and a complete and exclusive statement of the terms thereof.

    B. No course of prior dealings between the parties and no usage of trade, except where expressly incorporated by reference, shall be relevant or admissible to supplement, explain, or vary any of the terms of this Agreement.

    C. Acceptance of, or acquiescence in, a course of performance rendered under this or any prior agreement shall not be relevant or admissible to determine the meaning of this Agreement even though the accepting or acquiescing party has knowledge of the nature or the performance and an opportunity to make objection.

    D. No representations, understandings or agreements have been made or relied upon in the making of this Agreement other than as specifically set forth herein.

    E. This Agreement can only be modified by a writing signed by all of the parties or their duly authorized agents.

    F. The paragraph headings herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

    G. This Agreement shall be construed and performed in accordance with the laws of the State of Kansas.

    H. The respective rights, obligations and liabilities of the parties under this Agreement are not assignable or delegable without the prior written consent of the other party.

    I. Notice shall be deemed to have been given to the party to whom it is addressed forty-eight (48) hours after it is deposited in certified U. S. mail, postage prepaid, return receipt requested, addressed as follows:


    Buyer:  ICM, Inc.
            P.O. Box 397
            310 North First
            Colwich, Kansas  67030
            Attn.:  Randy Ives


    Seller:  High Plains Corporation
             O. W. Garvey Bldg.
             200 W. Douglas, Suite 820
             Wichita, KS.  67202
          Attn.:_______________




IN WITNESS WHEREOF, the parties have caused this Agreement to be executed the day and year first above written.

        ICM, Inc.



        By:  ______________________________

        Title:  Vice-President


        High Plains Corporation


        By:  ______________________________

        Title:  ______________________________

                                   EXHIBIT A

Both parties acknowledge that prices of the "Products" fluctuate beyond normal supply and demand conditions inherent to just the "Products". Other competing protein (such as cottonseed meal, soymeal, gluten feeds, etc..) also can cause dramatic price swings in the "Products" Price.

Therefore, both Buyer and Seller agree that a tracking mechanism to judge performance and to adjust compensation is desirable. Both parties will recognize the benefit of this sliding scale of payments and increased revenue.

Using data presented to High Plains in April of 1998 that encompassed almost eight years of price analysis of Colwich DDG, both parties recognize that cottonseed meal is the best barometer and benchmark. Both parties agree that seventy-two percent of the price of cottonseed meal in Kansas City, as reported weekly in Feedstuffs shall become the benchmark for the Colwich Kansas plant. The base for the Colwich plant minus nine (9) dollars shall be the base of the York, Nebraska plant.

1. The 91 months used in the study shows returns to the Colwich plant for Dried Distiller's Grain to be 69.88 % of the Kansas City asking price for 41% cottonseed meal. The yearly percentage has ranged from a low of 62.5% to a high of 75.6%.

2. Railroad freight spreads between York, Nebraska and Colwich, Kansas for like delivery points in Arizona, New Mexico, and California favor Colwich by $9.00 to $12.00 a ton based on a 75 ton railcar.

3. Truck freight to New Mexico, Texas, Oklahoma, and Southern Kansas favor Colwich by $8.00 to $10.00 a ton.

4. Because the WDG at York, Nebraska is 34% dry matter and dried distiller's grains is 88% dry matter, and acknowledging plant costs of $18.00 per ton to dry the distillers, the following formula will be used to evaluate the WDG revenue: WDG price divided by .34 * .88 + $18.

Additional Compensation: For every one (1) percent increase or fraction thereof in returns realized by Seller above the baseline, the Seller shall compensate the Buyer an additional .0025 above the two (2) percent contract rate. Thus if the revenue for the "Products" exceeds the baseline by one (1) percent, the next quarter's buying price will be 97.75 % Both parties agree to cap the compensation at four (4) percent. Likewise, if the revenue for the "Products" declines below the baseline by one (1) percent, the next quarter's buying price will be 98.25%. Both parties agree to a floor of one(1) percent.

The percentage changes for each plant shall be determined separately on a quarterly basis, and the new compensation rate will be in effect for all shipments made during the next quarter. It is further agreed that this Exhibit shall be reviewed on an annual basis as to its applicability to the market. Any change in the feed ingredient used as the benchmark must be agreed to by both parties. If both parties cannot agree to extend or modify the provisions of Exhibit A, Exhibit A will be terminated. Buyer is responsible to supply a copy of the Feedstuffs pricing data to Seller.

                                     EXHIBIT B

Minimum Quality standards by product and plant:


Plant                  Component          Minimum                 Maximum
Colwich  DDGS          Protein            30 %                         --
                       Fat                7.5 %                        --
                       Fiber               --                        15 %
                       Ash                 --                         5 %


Plant                  Component          Minimum                 Maximum
York  DDGS             Protein            25 %                         --
                       Fat                 7 %                         --
                       Fiber               --                        15 %
                       Ash                 --                         5 %


Plant                  Component          Minimum                 Maximum
York WDGS              Protein            10.5 %                       --
                       Fat                   3 %                       --
                       Fiber                --                        5 %
                       Ash                  --                      2.5 %


Minimum quality standards for all "products" shall also be deemed to be "cool and sweet, and with Aflatoxin levels less than 20 ppb maximum."

                                                               Exhibit 10-23
                                     LEASE AGREEMENT

  This Lease Agreement is made as of this 20th day of October, 1998, by and between Black Hole Enterprises, Ltd., a Kansas Corporation hereinafter referred to as LESSOR, and High Plains Corporation, a Kansas Corporation
hereinafter referred to as LESSEE.   LESSOR and LESSEE hereby agree as
follows:

  1. Lessee hereby leases from Lessor the following described equipment (hereinafter referred to as "equipment" or "aircraft":

    1976 Piper PA23F-250T Turbo Aztec Airplane
    Serial number 27-7654006, FAA Registration Number N62478

2. The term of the lease shall be approximately three years, commencing on the date of this agreement, and terminating on October 15th, 2001. Lease payments shall be $1,845.55, payable monthly in arrears commencing on November 15, 1998 and continuing through October 15th, 2001. Lessee shall have a one time option, if the lease is not then in default, and upon 60 days prior written notice, to purchase all of the Equipment on October 15th, 2000 for an amount (the "Early Purchase Option Price") equal to the fair market value of the property. Unless agreed otherwise by the parties, the Early Purchase Option Price shall be $59,883.42. If the Early Purchase Option Price has not been paid to Lessor when due as aforesaid, Lessee shall continue to pay rent for the Equipment as specified herein. At lease expiration, Lessee shall have the right to purchase the Equipment for its then Fair Market Value, or to renew the Lease on an annual basis for its then Fair Market Rental Value.

3. This Lease Agreement shall constitute a noncancellable net lease transaction. Lessee, at its own expense, will provide adequate insurance, will maintain the Equipment and will pay all fees, property and use taxes and other expenses of a similar nature.

4. Upon termination or expiration of this lease, Lessee shall deliver possession of the equipment to Lessor at an airport in Wichita, Kansas in at least the same condition as when delivered to Lessee, ordinary wear and tear excepted, with all avionics, parts and replacement parts installed and working, and with a currently effective Airworthiness Certificate issued by the appropriate Aeronautics Authority. Upon such return, Lessee shall deliver to Lessor the Aircraft log book and all inspection, modification and overhaul records applicable to the aircraft.

Lessee shall pay Lessor a pro rata share of the cost of the next regularly scheduled calendar, hourly, landing and airframe inspections according to the following formula:

Day (Or Hourly as appropriate)
      Since Last Inspection          X  Anticipated
Total Days (Or Hours as appropriate)    Cost of Inspection
      Between Inspections              (Based on Survey of 3 FAA
                                        Repair Facilities)

If, upon return, the Aircraft requires repair work which could not reasonable be deemed to have resulted from ordinary wear and tear, or if the Aircraft shall not have been serviced in accordance with the manufacturer's and the FAA's specifications, or exhibits airframe corrosion, then Lessee shall reimburse Lessor for the cost of such repairs and servicing required to
correct the problems.   The determinations of conditions and cost herein
contemplated shall be made by an FAA certified mechanic, selected by Lessor, at Lessor's expense.

In addition, should the FAA or other aeronautical authority announce a mandatory alteration of the Aircraft during the Lease, to be completed by a specific time which is beyond the term of the Lease, Lessee will perform such alteration or reimburse the Lessor for the same.

Upon return, the Aircraft shall not have been operated more than 50% of allowable time (as specified by the manufacturer and approved by the aeronautics authority) between airframe, engine and component overhauls. In the event that Lessee cannot meet the above conditions, Lessee will pay a dollar amount equal to $15 per hour for each hour by which the airframe, engine or component time so used shall exceed 50% of the allowable time.

All current airworthiness directives (AD's) shall be performed prior to return of the aircraft by Lessee. Any de-lamination of the windshield greater than 10%, or which interferes with the vision of the pilot or co-pilot, shall be replaced at Lessee's expense. De-icing boots will be in good repair and will meet FAA standards for serviceability. Interior will be clean and serviceable with no obvious wear, stains, rips or tears in the headliner, upholstery or carpet. Exterior paint shall be in good condition and Lessee shall insure that any area of erosion shall be repaired and repainted prior to the return of the aircraft.

  In consideration of which the parties have executed this agreement as of the day and year first written above.


LESSOR                            LESSEE

BLACK HOLE ENTERPRISES, LTD.      HIGH PLAINS CORPORATION



By: _________________________     By: _________________________

Title: ______________________     Title: ________________________

                                                                   Exhibit 23-1


                CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
High Plains Corporation


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (nos. 33-00339 and 33-80832), of our report, dated August 19, 1999, relating to the financial statements of High Plains Corporation, included in the annual report on Form 10-K, as of and for the year ended June 30, 1999.




							ALLEN, GIBBS & HOULIK, L.C.


Wichita, Kansas
September 22, 1999