Form 10-Q
period 1999-09-30
HIGH PLAINS CORP
filed 1999-11-12
CIK 317551

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999 or

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

                                YES             NO

                       Common Stock, Par Value $.10 per share,
                   Outstanding at September 30, 1999 - 16,146,751

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

                           HIGH PLAINS CORPORATION
                                Balance Sheets
                                  (Unaudited)
                     September 30, 1999 and June 30, 1999

                                               September 30,     June 30,
Assets                                             1999            1999
                                                (Unaudited)         **
Current Assets:
  Cash and cash equivalents                     $   354,654     $   330,672
  Accounts Receivable
    Trade (less allowance of $75,000)             5,625,337       5,081,396
    Production credits and incentives
    (less allowance of $124,222)                    510,430         917,717
  Inventories                                     5,329,304       5,038,199
  Notes receivable                                        0       1,000,000
  Prepaid expenses                                1,062,297         391,590
   Total current assets                          12,882,022      12,759,574

  Property, plant and equipment, at cost:
    Land and land improvements                      450,403         450,403
    Ethanol plants                               93,513,662      92,994,900
    Other equipment                                 573,911         573,911
    Office equipment                                311,672         308,699
    Leasehold improvements                           48,002          48,002
    Construction in process                         861,324         892,664
                                                 95,758,974      95,268,579
    Less accumulated depreciation               (28,507,771)    (27,563,913)
      Net property, plant and equipment          67,251,203      67,704,666

Other assets:
    Deferred loan costs (less accumulated
  amortization of $87,313 and $75,181,
  respectively)                                     109,984         122,116
  Other                                              26,578          26,578
         Total other assets                         136,562         148,694

                                                $80,269,787     $80,612,934



[FN]

                   See accompanying notes to financial statements.

                        ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Balance Sheets Continued
                                   (Unaudited)
                       September 30, 1999 and June 30, 1999



                                               September 30,     June 30,
Liabilities and Stockholders' Equity               1999            1999
                                               (Unaudited)          **

Current liabilities:
  Revolving lines-of-credit                    $ 9,550,000      $ 9,200,000
  Current maturities of capital lease
   obligations                                     529,521          520,168
  Accounts payable                               7,431,749        6,693,746
  Accrued interest                                   7,857           55,342
  Accrued payroll and property taxes               665,949          721,463
  Accrued income taxes payable                           0           10,000
       Total current liabilities                18,185,076       17,200,719


Revolving line-of-credit                         6,850,000        7,700,000
Capital lease obligations, less
  current maturities                             1,341,669        1,477,534
Deferred income tax payable                        955,846          945,845
Other                                              327,568          426,107
                                                 9,475,083       10,549,486

Stockholders' equity:
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,428,098 and
    16,410,622 shares at September 30, 1999
    and June 30, 1999 respectively, of which
    281,347 and 411,178 shares were held as
    treasury stock at September 30, 1999 and
    June 30, 1999 respectively.                  1,642,810        1,641,062
  Additional paid-in capital                    37,678,423       37,486,655
  Retained earnings                             14,091,958       14,705,578
                                                53,413,191       53,833,295

  Less:
    Treasury stock - at cost                      (755,903)        (863,911)
    Deferred compensation                          (47,660)        (106,655)
     Total Stockholders' equity                 52,609,628       52,862,729

                                               $80,269,787      $80,612,934


[FN]

                  See accompanying notes to financial statements.

                      ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Statements of Operations
                                   (Unaudited)
                  Three Months Ended September 30, 1999 and 1998



                                                 Three Months   Three Months
                                                     Ended          Ended
                                                 September 30,  September 30,
                                                     1999           1998

Net sales and revenues                            $22,703,652    $26,389,859
Cost of products sold                              22,051,469     25,679,801
  Gross profit                                        652,183        710,058

Selling, general and administrative
 expenses                                             902,788        457,461
  Operating income (loss)                            (250,605)       252,597

Other income (expense):
  Interest and other income                            14,630        251,615
  Interest expense                                   (389,646)      (442,599)
  Gain on sale of equipment                            22,000        143,000
                                                     (353,016)       (47,984)

  Net earnings before income
   taxes                                             (603,621)       204,613

Income tax (expense) benefit                          (10,000)       (75,000)

  Net earnings                                    $  (613,621)    $  129,613


Basic and diluted earnings per share:             $      (.04)    $      .01



[FN]

                  See accompanying notes to financial statements.

                             HIGH PLAINS CORPORATION
                        Statement of Stockholders' Equity
                                   (Unaudited)
                       Three Months Ended September 30, 1999



                     Common Stock
                                          Additional
                   Number                   Paid-in     Retained     Treasury     Deferred
                  of Shares     Amount      Capital     Earnings      Stock     Compensation    Total
Balance,
 June 30, 1999    16,410,622  $1,641,062  $37,486,654  $14,705,579  $(863,911)  $(106,655)   $52,862,729

Re-issuance of
  Treasury stock                              121,027                 108,008                    229,035

Exercise of
  Options             17,476       1,748       70,742                                             72,490

Employee Stock
 purchase                                                                          36,249         36,249

Amortization of
 deferred compensation                                                             22,746         22,746

Net Earnings for
 the Quarter                                              (613,621)                             (613,621)


Balance,
 September 30,
 1999             16,428,098  $1,642,810  $37,678,423  $14,091,958  $(755,903)  $ (47,660)   $52,609,628



[FN]
                     See accompanying notes to financial statements.

                              HIGH PLAINS CORPORATION
                              Statements of Cash Flows
                                    (Unaudited)
                   Three Months Ended September 30, 1999 and 1998



                                                        1999         1998
Cash flows from operating activities:
  Net earnings                                     $  (613,621)   $  129,613
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     955,990       936,283
     Amortization of deferred compensation              22,744        11,166
     Gain on sale of equipment                         (22,000)     (143,000)
     Debt forgiveness                                      -0-      (231,359)
     Compensation expense on treasury stock
      granted                                          222,802           -0-
     Payments received on notes receivable           1,000,000        23,388
     Deferred Income Taxes                                   0        75,000
Changes in operating assets and liabilities:
  Accounts receivable                                 (136,654)   (1,975,891)
  Inventories                                         (291,105)    2,635,431
  Refundable income tax                                    -0-        30,000
  Prepaid expenses                                    (670,707)     (995,850)
  Accounts payable                                     853,992       102,333
  Accrued liabilities                                 (212,752)       89,532

  Net cash provided by operating activities          1,108,689       686,646

Cash flows from investing activities:
  Proceeds from sale of equipment                       22,000       205,233
  Acquisition of property, plant and equipment        (490,395)     (799,783)
  Decrease in other non-current assets                     -0-        26,957

  Net cash used in investing activities               (468,395)     (567,593)

Cash flows from financing activities:
  Proceeds from revolving lines-of-credit                  -0-       900,000
  Payment on revolving line-of-credit                 (500,000)     (850,000)
  Payments on capital lease obligations               (126,512)     (121,716)
  Increase in other non-current liabilities             10,200        17,649

  Net cash provided by financing activities           (616,312)      (54,067)

  Increase in cash and cash equivalents                 23,982        64,986

Cash and cash equivalents:
Beginning of quarter                                   330,672       674,894
  End of quarter                                   $   354,654   $   739,880



[FN]
                   See accompanying notes to financial statements.

                            HIGH PLAINS CORPORATION
                     Selected Notes to Financial Statements

(1)  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit, unless otherwise noted. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The result of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the entire year.


(2)  Debt Forgiveness

    For the period ended September 30, 1998, the Company recorded $231,359 in debt forgiveness related to funds advanced by a customer to the Company for the acquisition and installation of certain process equipment. The debt forgiveness results from the renegotiation of an existing supply agreement between the Company and the customer.


(3)  Revolving-lines-of-credit

At September 30, 1999 the Company failed to meet certain financial
covenant ratios as required under the   Company's existing lending
agreement. However, on November 09, 1999 the lender waived its rights to declare the debt due and payable based on these covenant violations at September 30, 1999. The Company is currently seeking to refinance the company's existing lines-of-credit.


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


For the quarters ending
  September 30,                         1999            1998
Net earnings
    As reported                      $(613,621)      $ 129,613

    Pro forma                         (740,957)        113,242

Diluted earnings per share:
    As reported                      $    (.04)      $     .01
    Pro forma                             (.05)            .01



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

The diluted earnings per share for the three months ended September 30, 1999 and 1998 have been calculated based on 16,104,340 and 16,181,721 diluted shares outstanding, respectively. The Company's diluted earnings per share in the financial statements contained herein are the same as the basic earnings per share for each of the periods disclosed.

Part I

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.


Forward-looking Statements

Forward-looking statements in this Form 10Q, future filings including but not limited to, the Company's annual 10K, Proxy Statement, and 8K filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, change in market prices or demand for motor fuels and ethanol, legislative changes regarding air quality, fuel specifications or incentive programs, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward looking statements are identified as including terms such as "may", "will", "should", "expects", "plans", or similar language.


THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

Net Sales and Revenues and Operating Expenses and Results of Operations.

During the three months ended September 30, 1999, approximately 15.1 million gallons of fuel grade ethanol were sold at an average price of $0.97 per gallon, compared to approximately 17.1 million gallons sold during the same period ended September 30, 1998, at an average price of $1.05 per gallon. Industrial grade ethanol sold during the three months ended September 30, 1999 totaled approximately .5 million gallons at an average price of $1.44 per gallon, compared to approximately .8 million gallons sold during the same period ended at September 30, 1998 at an average price of $1.38 per gallon. Additionally, the Company purchased and sold approximately 1.0 million gallons of fuel and industrial grade ethanol with no significant gain or loss on the transactions for each of the three month periods ended September 30, 1999 and 1998. Lower net sales and revenues for the three months ended September 30, 1999 compared to the same period ended September 30, 1998 resulted from reduced sales volume and lower average sale price for fuel grade ethanol.
Fuel grade ethanol sales volume dropped off approximately 2.0 million gallons compared to the same period a year ago. The lower sales volumes were primarily a result of planned inventory build at the Portales, New Mexico facility necessary to fulfil contractual obligations in the event of a potential Portales plant closure or other similar course of action. Management is continuing to monitor the situation at Portales very closely due to continued losses at the facility. At this time management has not made a definitive decision on the future of the facility and is currently considering pursuing local or state production incentives; the use of less costly feedstock; and diversification into additional product lines. Other options for the facility include sale or closure of the facility, or the relocation of the facility to another site with better access to feedstock. Revenues were further affected by an 8% decline in the average sale price of fuel grade ethanol experienced in the Company's fiscal 2000 first quarter compared to the average sale price for fuel grade ethanol for the same period in fiscal 1999.

Cost of products sold as a percentage of net sales and revenues was 97.1% and 97.3% for the three month periods ended September 30, 1999 and 1998, respectively. The cost of products sold, as a percent of net sales revenue, remained relatively flat compared to the same period a year ago, as the average cost per bushel of grain trended down offsetting the decrease in average sales prices, as discussed above. Average grain costs for the period ended September 30, 1999 were $2.02 per bushel compared to an average cost of $2.29 per bushel for the period ended September 30, 1998.

Selling, general and administrative expenses increased approximately $.4 million for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. The increase is a result of increased staffing, raises, and stock grants to key management personnel.

Net earnings decreased from .5% as a percentage of net sales and revenues for the three months ended September 30, 1998 to a net loss of (2.7%) as a percentage of net sales and revenues for the same period ended September 30, 1999. The decrease in net earnings as a percentage of net sales and revenues results from a slight decrease in gross profits, increased selling, general and administrative expenses, and a decrease in other income (primarily related to debt forgiveness in the first quarter of fiscal 1998) for the 1999 period compared to the same period in 1998.


Liquidity and Capital Resources

The Company's primary source of funds during the first fiscal quarter of 2000 was cash flow from operations. At September 30, 1999, the Company had negative working capital of approximately ($5.3) million. Working capital decreased compared to the June 30, 1999 negative working capital of ($4.4) million. This decrease is the result of increased inventories and prepaid expenses netted against a decrease in notes receivable and increases in accounts payable and revolving lines-of-credit.

Capital expenditures in the first three months of fiscal 2000 amounted to $.5 million compared to $.8 million, for the same period in fiscal 1999. These expenditures were primarily for modifications at the three plants.

In the opinion of management, funds expected to be generated from future operations and the Company's ability to rely upon future secured borrowings will provide adequate liquidity for the foreseeable future. The Company may however, seek additional funding through sale of stock, exercise of options held by directors and officers, or issue debt and/or equity securities, or sale of assets as additional sources of financing are needed.


Seasonality

Ethanol prices remained relatively flat through the first fiscal quarter for 2000, and into October. Prices for ethanol sold in mandated oxygen markets historically increase during the months September through March due to the Federal Oxygenate Program. This historical increase has not been as significant this season due to a continued ethanol surplus, which the Company believes to be a result of excess inventory liquidation by major producers, and early contracting for winter season needs by customers. While some improvement in the ethanol spot market has been observed, it is not as significant as in prior years. Additionally, the Company has contracted for the sale of most of its ethanol production through March (the end of the wintertime oxygenate season) so even if ethanol prices do rise they will not effect the majority of the Company's production gallons until after that time. Unless progress is made in the political issues affecting demand for ethanol (the replacement of certain MTBE gallons with ethanol, or the modification of the RFG II vapor pressure requirements discussed in the Company's most recent 10K filing) the Company expects to see only modest ethanol price increases over the next fiscal quarter.

Fortunately, grain prices continue to be very favorable for the ethanol industry. Corn and milo prices have continued to decline to 10 year low levels based on projections for a good harvest, and many experts are predicting comparatively low grain prices for another year (subject as always to risks of weather, carryouts, exports, foreign production and consumption, and other similar factors). The Company has forward contracted most of its grain requirements through December, and a significant portion of its needs into March of 2000.

Prices for the Company's distillers grain by-products (DDGS), which historically fluctuate with the price of corn and provide the company with some hedge against the possibility of higher grain prices, have actually improved over the last fiscal quarter. While July, August and September DDGS prices were still lower than prices received in the first fiscal quarter of 1999, October 1999 prices were higher than October 1998, and prices are expected to strengthen further into the second fiscal quarter of 2000. This year appears to be more typical than last year for DDGS prices, as early wintertime demand increases have brought a corresponding increase in market prices.


Year 2000 Issues

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



PART II                       OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended September 30, 1999 which would be considered other than in the ordinary course of the Company's business.


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

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a). Exhibit 27-1   Financial Data Schedule

         b). Reports on Form 8-K and 8-KA. During the quarter for which this report is filed, the Company filed the following Form 8-K's:


             July 26, 1999 Company announced fiscal 1999 fourth quarter earnings and earnings per share at June 30, 1999.

             August 03, 1999  Company announced board restructuring.

             August 16, 1999 Company announced fiscal 1999 year-end earning and earnings per share at June 30, 1999.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


HIGH PLAINS CORPORATION



Date   November 15, 1999                          /s/Gary R. Smith
                                                     President
                                                     Chief Executive Officer