Form 10-Q
period 1999-12-31
HIGH PLAINS CORP
filed 2000-02-14
CIK 317551

Form 10-Q

                      Securities and Exchange Commission
                            Washington, D.C.  20549


[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended December 31, 1999 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ____________ to _____________

Commission file number 1-8680


                           High Plains Corporation

            (Exact name of registrant as specified in its charter)

Kansas                                                           #48-0901658
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

200 W Douglas                                                          67202
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

                          Yes  X               No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                      DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court.

                          Yes                  No

                   Common Stock, Par Value $.10 per share,
               Outstanding at December 31, 1999  - 16,149,251

PART I    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheet                                                        3 - 4

Statements of Operations                                               5

Statement of Stockholders' Equity                                      6

Statement of Cash Flows                                                7

Selected Notes to Financial Statements                               8 - 9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                 9 - 12

PART II      OTHER INFORMATION

Item 3.  Legal Proceedings                                             12

Item 4.  Other Information                                             13

Item 5.   Exhibits and Reports on Form 8-K                          12 - 14


                           HIGH PLAINS CORPORATION
                                Balance Sheets
                                  (Unaudited)
                    December 31, 1999 and June 30, 1999


Assets                                  December 31, 1999  June 30, 1999
                                            (Unaudited)           **
Current Assets:
  Cash and cash equivalents                $  3,508,169    $    330,672
  Accounts receivable
  Trade (less allowance of $75,000)           8,304,635       5,081,396
  Production credits and incentives
  (less allowance of $124,222)                  336,065         917,717
Inventories                                   4,730,288       5,038,199
Notes receivable                                      0       1,000,000
Prepaid expenses                                670,156         391,590
  Total current assets                       17,549,313      12,759,574

Property, plant and equipment, at cost:
  Land and land improvements                    450,403         450,403
  Ethanol plants                             92,952,667      92,994,900
  Other equipment                               573,911         573,911
  Office equipment                              326,115         308,699
  Leasehold improvements                         48,002          48,002
  Construction in progress                    1,577,614         892,664
  Sub-total                                  95,928,712      95,268,579
  Less accumulated depreciation             (29,431,714)    (27,563,913)
  Net property, plant and equipment          66,496,998      67,704,666

Other assets:
  Deferred loan costs (less accumulated         952,587         122,116
  amortization of $17,840 and $75,181,
  respectively)
  Other                                          18,936          26,578
  Total other assets                            971,523         148,694
                                           $ 85,017,834    $ 80,612,934


[FN]
               See accompanying notes to financial statements.
                    ** From audited financial statements.

                           HIGH PLAINS CORPORATION
                               Balance Sheets
                                (Unaudited)
                     December 31, 1999 and June 30, 1999


Liabilities and Stockholders Equity     December 31, 1999  June 30, 1999
                                            (Unaudited)           **
Current Liabilities:
  Revolving lines-of-credit                $  0            $  9,200,000
  Current portion of long-term debt          2,000,004                0
  Current maturities of capital leases         541,433          520,168
  Accounts payable                           7,622,452        6,693,746
  Accrued interest                             128,543           55,342
  Accrued payroll and property taxes           713,862          721,463
  Accrued income taxes payable                       0           10,000
  Total current liabilities                 11,006,294       17,200,719

Revolving lines-of-credit                            0        7,700,000
Long-term debt                              17,999,996                0
Capital lease obligations, less current
  maturities                                 1,215,312        1,477,534
Deferred income tax payable                  1,053,314          945,845
Other                                          323,268          426,107
  Total non-current liabilities             20,591,890       10,549,486

Stockholders' Equity:
  Common stock, $.10 par value,
  authorized 50,000,000 shares; issued
  16,428,098 and 16,410,622 shares at
  December 31, 1999 and June 30, 1999,
  respectively, of which 278,847
  and 411,178 were held as treasury
  stock at December 31, 1999 and
  June 30, 1999, respectively                1,642,810        1,641,062
  Additional paid-in capital                37,640,561       37,486,655
  Retained earnings                         14,884,693       14,705,578
                                            54,168,064       53,833,295

Less:
  Treasury stock-at cost                      (713,095)        (863,911)
  Deferred compensation                        (35,319)        (106,655)
  Total stockholders' equity                53,419,650       52,862,729
                                         $  85,017,834    $  80,612,934

[FN]
                 See accompanying notes to financial statements.
                     ** From audited financial statements.

                             HIGH PLAINS CORPORATION
                             Statement of Operations
                                   (Unaudited)
                 Three Months Ended December 31, 1999 and 1998
               and Six  Months Ended December 31, 1999 and 1998

                               Three Months Ended        Six Months Ended
                                   December 31,             December 31,
                               1999        1998           1999        1998

Net sales and revenues     $25,314,167  $22,776,074   $48,017,818  $49,165,933
Cost of goods sold          23,280,182   21,080,787    45,331,650   46,760,588
  Gross profit               2,033,985    1,695,287     2,686,168    2,405,345

Selling, general and
administrative expenses        750,750      515,505     1,653,538      972,966
  Operating income           1,283,235    1,179,782     1,032,630    1,432,379

Other income/(expense):
  Interest expense            (410,453)    (455,809)     (800,098)    (898,408)
  Interest and other income     19,034       16,502        33,664      268,117
  Gain on sale of assets        (1,612)      90,143        20,388      233,143
                              (393,031)    (349,164)     (746,046)    (397,148)
Net income before
  income taxes                 890,204      830,618       286,584    1,035,231

Income tax (expense)/
  Benefit                      (97,469)    (307,328)     (107,469)    (382,328)

Net earnings                $  792,735   $  523,290    $  179,115   $  652,903

Diluted earnings per
share                       $      .05   $      .03    $      .01   $      .04


[FN]
                 See accompanying notes to financial statements.

                          HIGH PLAINS CORPORATION
                     Statement of Stockholders' Equity
                                (Unaudited)
                     Six Months Ended December 31, 1999

                       Common Stock
                         (Issued)
                                          Additional
                  Number of                 Paid-In      Retained    Treasury    Deferred
                   Shares       Amount      Capital      Earnings     Stock    Compensation   Total
Balance,
  June 30, 1999   16,410,622  $1,641,062  $37,486,654  $14,705,579  $(863,911)  $(106,655)  $52,862,729

Re-issuance of
  Treasury stock                              121,027                 108,008                   229,035

Exercise of
  options under
  espp                17,476       1,748       70,742                                            72,490

Amortization of
  deferred
  compensation                                                                     22,746        22,746

Employee stock
  purchase                                                                         36,249        36,249

Net earnings
  for quarter                                             (613,621)                            (613,621)

Balance,
  September 30,
  1999            16,428,098   1,642,810   37,678,423   14,091,958   (755,903)    (47,660)   52,609,628

Amortization of
  deferred
  compensation                                                                      3,989         3,989

Employee stock
  purchase                                                                          8,352         8,352

Re-issuance of
  Treasury stock
  correction                                  (37,862)                 42,808                     4,946

Net earnings for
  quarter                                                  792,735                              792,735

Balance,
  December 31,
  1999            16,428,098  $1,642,810  $37,640,561  $14,884,693  $(713,095)   $(35,319)  $53,419,650



[FN]
                See accompanying notes to financial statements.

                            HIGH PLAINS CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)
                  Six Months Ended December 31, 1999 and 1998


                                                        1999           1998
Cash flows from operating activities:
  Net earnings                                     $   179,115     $   652,903
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization                      2,009,511       1,897,711
  Amortization of deferred compensation                 26,735          20,909
  Compensation expense on treasury stock grants        225,029               0
  Provision for bad debt                                     0         124,222
  Gain on sale of equipment                            (20,388)       (233,143)
  Debt forgiveness                                           0        (231,359)
  Deferred income taxes                                107,469         382,328
Change in operating assets and liabilities:
  Accounts receivable                               (2,641,588)     (2,222,278)
  Notes receivable                                   1,000,000          31,307
  Inventories                                          307,911       2,183,713
  Income tax payable/receivable                        (10,000)         30,000
  Prepaid expenses                                    (280,861)       (851,181)
  Accounts payable                                     953,287         588,258
  Accrued liabilities                                   57,611         (32,036)

  Net cash provided by operating activities          1,913,832       2,341,354

Cash flows from investing activities:
  Proceeds from sale of equipment                       22,000         436,545
  Acquisition of property, plant and equipment        (716,037)     (1,394,280)
  Decrease (increase) in other non-current assets     (900,430)         28,976

  Net cash used in investing activities             (1,594,467)       (928,759)

Cash flows from financing activities:
  Proceeds from long-term debt                      20,000,000               0
  Proceeds from revolving lines-of-credit                    0         900,000
  Payments on revolving lines-of-credit            (16,900,000)     (1,700,000)
  Payments on capital lease obligations               (256,119)       (245,757)
  Increase (decrease) in other
    non-current liabilities                             14,251          30,238

    Net cash provided (used) by
      financing activities                           2,858,132      (1,015,519)

    Increase (decrease) in cash and
      cash equivalents                               3,177,497         397,076

Cash and cash equivalents:
  Beginning of period                                  330,672         674,894
  End of period                                    $ 3,508,169     $ 1,071,970



[FN]
              See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                   Selected Notes to Financial Statements

1) Basis of Presentation

The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit, unless otherwise noted. In the opinion of management, all adjustments (which include only normally occurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the entire year.

2) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals.

3) Stock Options

On November 16, 1999, 5,000 options were granted at $1.0625 per share to key management personnel in lieu of compensation. On December 16, 1999, 15,000 options were granted to the president pursuant to an employment agreement and 60,000 options were granted to directors at $1.1250 per share. These options were issued at the fair market value of the stock on the grant date.

4) Stock-Based Compensation

The Company continues to account for stock-based compensation for employees using the intrinsic value method prescribed in APB No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:



For the three months ending
  December 31,                           1999               1998
    Net earnings
      As reported                    $  792,735         $  523,290
      Pro forma                         738,598            409,364

    Diluted earnings per share
      As reported                    $      .05         $      .03
      Pro forma                             .05                .03

For the six months ending
  December 31,
    Net earnings
      As reported                    $  179,115         $  652,903
      Pro forma                          (3,641)           522,606

    Diluted earnings per share
      As reported                    $      .01         $      .04
      Pro forma                            (.00)               .03


The Company's basic earnings per share for the pro forma information noted above is the same as the Company's diluted earnings per share for all the periods disclosed.

5) Earnings Per Share

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

The diluted earnings per share for the three months ended December 31, 1999 and 1998 have been calculated based on 16,149,681 and 16,004,582 diluted shares outstanding, respectively. The diluted earnings per share for the six months ended December 31, 1999 and 1998 have been calculated based on 16,125,326 and 16,009,202, respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.


Part I
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Forward-looking Statements

Forward-looking statements in this Form 10-Q, future filings including but not limited to, the Company's annual 10K, Proxy Statement, and 8K filings by the Company with the Securities and Exchange commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to ensure against certain risks, the adequacy of its loss reserves, fluctuations in commodity prices, change in market prices or demand for motor fuels and ethanol, legislative changes regarding air quality, fuel specifications or incentive programs, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based upon reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

Six Months Ended December 31, 1999 and 1998

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 1999, were lower than net sales for the same period December 31, 1998. During the six months ended December 31, 1999, approximately 34.1 million gallons of fuel grade ethanol were sold at an average price of $0.99 per gallon compared to 32.7 million gallons sold at an average price of $1.06 per gallon, for the same period ending December 31, 1998. In addition, approximately 2.71 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.40 per gallon during the six months ended December 31, 1999 compared to approximately 1.0 million gallons sold at $1.36 per gallon for the same period ending December 31, 1998. Fuel grade gallons sold during the six months ended December 31, 1999 increased by approximately 4% compared to the same period in 1998, while industrial/beverage grade gallons sold during the similar period increased 270% compared to the same period in 1998. The increase in industrial/beverage grade gallons was primarily due to increased marketing efforts in that segment of the Company's business. The lower net sales revenue was primarily the result of the 7% decrease in average sales price of fuel grade ethanol, which stemmed from low oil prices in the early stages of the fiscal year and softer demand thereafter due to political uncertainty (see Seasonality below for more details).

Cost of products sold as a percentage of net sales and revenues was 94.4% and 95.1% for the six months ended December 31, 1999 and 1998, respectively. The decrease in the cost of products sold as a percentage of net sales and revenues was primarily due to a decrease in the average grain prices which was partially offset by the decrease in average sales price for fuel grade ethanol. The average cost of grain declined to $1.94 per bushel for the six months ended December 31, 1999, down from $2.14 per bushel for the same period in 1998.

Selling, general and administrative expenses increased 69.9% for the six months ended December 31, 1999, compared to the same period ended December
31, 1998.   This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, stock grants to key management personnel, increased professional fees resulting from side-stream research, increased investor relations, timing difference on bonus accruals, and increased Board of Director fees and expenses.

Net Earnings.

Net earnings decreased 72.6% for the six months ended December 31, 1999, compared to net earnings for the same period in 1998. Net earnings as a percentage of net sales and revenues decreased from 1.3% to .4%. The decrease is due to a decrease in the average sales price of fuel grade ethanol, increased selling, general and administrative expenses, decreased other income, and decrease in deferred tax expense for the period ended December 31, 1999 compared to the same period ended December 31, 1998. Diluted earnings per share at December 31, 1999, were 75% lower than diluted earnings per share for the same period in 1998 due to the decrease in earnings.


Three Months Ended December 31, 1999 and 1998

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended December 31, 1999, increased 11% compared to the same period ended December 31, 1998. During the quarter ended December 31, 1999, approximately 17.8 million gallons of fuel grade ethanol were sold at an average price of $1.00 per gallon compared to approximately 15.6 million gallons sold at an average price of $1.11 per gallon, for the same period ending December 31, 1998. In addition, approximately 2.1 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.38 per gallon during the quarter ended December 31, 1999 compared to approximately .4 million gallons sold at $1.17 per gallon for the same period ending December 31, 1998. Fuel grade gallons sold during the quarter ended December 31, 1999 increased approximately 14% compared to the same period in 1998. Industrial/beverage grade gallons sold during the quarter ended December 31, 1999 increased approximately 525% compared to the same period in 1998.
The increase in fuel grade gallons was driven by higher demand across the industry, which allowed the York, Nebraska and Portales, New Mexico facilities to draw down their respective inventory levels, and brokering of approximately .9 million gallons of additional fuel grade ethanol compared to the same period in 1998. Industrial/beverage grade gallons increased primarily in response to increased marketing efforts in that segment of the Company's business. The higher net sales were primarily the result of increased fuel and industrial/beverage grade volumes.

Cost of products sold as a percentage of net sales and revenues was 92% and 92.6% for the three months ended December 31, 1999 and 1998, respectively. The cost of products sold as a percentage of net sales and revenues for the quarter ended December 31, 1999 decreased slightly compared to the same period in 1998. The decrease was primarily due to a decrease in the average grain prices, which was mostly offset by the decrease in average sales price for fuel grade ethanol for comparable periods. The average cost of grain declined to $1.86 per bushel for the quarter ended December 31, 1999, down from $2.06 per bushel for the same quarter in 1998.

Selling, general and administrative expenses increased 45.6% for the three months ended December 31, 1999, compared to the same period ended December
31, 1998.   This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, increased professional fees resulting from side-stream research, increased investor relations, timing difference on bonus accruals, and increased Board of Director fees and expenses.

Net Earnings.

Net earnings increased 51.5% for the three months ended December 31, 1999, compared to net earnings for the same period in 1998. Net earnings as a percentage of net sales and revenues increased from 2.3% to 3.1% for the comparable periods. The increase is the net result of increased fuel grade and industrial/beverage grade sales volume, decreased average grain prices, increased selling, general and administrative expenses, decreased deferred tax expense, and decreased other income for the period ended December 31, 1999 compared to the same period ended December 31, 1998. Diluted earnings per share at December 31, 1999, were 66.7% higher than diluted earnings per share for the same period in 1998 due to the increased earnings.

Liquidity and Capital Resources

The Company's primary source of funds during the second quarter of fiscal 2000 was cash flow from financing activities and cash flow from operations. At December 31, 1999, the Company had working capital of approximately $6.5 million compared to negative working capital of approximately ($4.4) million for the period ended June 30, 1999. The increase in working capital was primarily due to increases in cash and cash equivalents, trade receivables, current portion of long term debt, and trade accounts payable netted against decreases in notes receivable and revolving lines-of-credit.

Capital expenditures for the first six months of fiscal 2000 amounted to approximately $.7 million for modifications to the Company's three plants compared to approximately $1.4 million for the same period in fiscal 1999.

The Company was able to refinance its revolving-lines-of credit into term debt in the second quarter of fiscal 2000. The Company obtained a $28 million credit facility, which consisted of $20 million term loan and $ 8 million revolving line-of-credit. The revolving line-of-credit was
undrawn as of December 31, 1999.   The Company used the term debt proceeds
to pay off its existing $16.9 million dollar revolving-line-of credit and strengthen its working capital position. The Company believes it has adequate short-term working capital and borrowing availability under its new financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

The Company received its last production incentive payment under its original agreement with the state of Nebraska in the second quarter of fiscal 2000. The impact of the second quarter loss of the Nebraska incentive on the Company's liquidity was mitigated by increased profitability and the refinancing. However, in the future the lack of the incentive could substantially and negatively impact the Company's liquidity position. The Company continues to improve efficiencies, to implement cost controls, and focus efforts on expanding its presence in the higher margin industrial/beverage grade markets to assist in improving the Company's liquidity and earnings.

Seasonality

Fuel ethanol prices are historically stronger during the winter months due to the mandated markets of the Federal Oxygen Program. Prices typically increase in the weeks before September, and decrease by March due to shipping schedules. Additionally, fuel ethanol prices historically have been influenced by the price of unleaded gasoline, which increased significantly during calendar 1999. Atypically, ethanol prices remained relatively flat from last summer lows through the first fiscal quarter of 2000, and into December of 1999. However, significant price increases occurred in December of 1999 and January of 2000, returning fuel ethanol pricing to more normal seasonal levels. The Company believes this increase was primarily due to increases in the price of gasoline, tightening of ethanol supplies, and increased purchases by customers who may have been waiting for a resolution of the political issues affecting ethanol demand (such as the possible waiver of oxygen requirements due to MTBE contamination of water supplies, and modification of RFGII vapor pressure requirements discussed in the Company's most recent 10K filing). Although the Company had previously contracted most of its wintertime production, some benefit from these higher prices was realized due to additional sales, as well as a variable price provision included in certain contracts. If gasoline prices stay strong into the upcoming summer months (as many sources predict), ethanol prices for the 2000 summer season are expected to be significantly higher than those seen in the summer of 1999.

Grain prices also continue to be favorable for the ethanol industry. Although corn and milo feedstock prices have increased somewhat from harvest lows, market fundamentals (projected crop size, carryouts, export and demand numbers) appear to favor continued low grain prices through the next crop year. As always, grain prices are subject to significant changes due to weather patterns, or in the event of changes in the fundamental market factors described above. Although the Company has not currently contracted significant grain purchases past the third quarter of 2000, it is evaluating various hedging options which would reduce the risk of significant increases in grain costs into fiscal 2001.

Prices for the Company's distillers grain by-products (DDGS) historically fluctuate with the price of corn, and provide the Company with some hedge against the possibility of higher grain prices. Although grain prices remained low, DDGS prices (also at historically low levels overall) strengthened in the first and second quarters of fiscal 2000. The Company has emphasized production of a wet distillers grain product at its Nebraska and New Mexico facilities in an effort to strengthen and stabilize its feed markets. However, anticipated declines in grain prices should also result in some decline in prices for the Company's DDGS products.

Year 2000

The Company had no significant issues arise relative to Year 2000 (Y2K) compliance issues.


                                   PART II
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 1999 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITES

Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 16, 1999. The meeting involved the election of one director, David C. Nesbitt.


Voting results:
                                                                  BROKER
                         FOR      AGAINST      ABSTENTIONS      NONVOTERS
David C. Nesbitt     11,107,988   269,394           -0-             -0-


The following details the issues which were presented to stockholders for vote and the results of that vote:

(1) Ratify the appointment of Allen, Gibbs & Houlik, LC as the Company's independent public accountants.

                                                                  BROKER
  RESULTS                FOR      AGAINST      ABSTENTIONS      NONVOTERS

    (1)              11,206,772   111,472        59,138             -0-



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a).  Exhibit 27-1     Financial Data Schedule
  b). Reports on Form 8-K. During the quarter for which this report is filed, the company filed the following Form 8-K's:

       October 18, 1999 Company announced first quarter earnings and earnings per share for the period ending September 30, 1999.

       November 16, 1999 Company announced addition of David Dykstra to marketing and management team.

       November 17, 1999 Company announced it had entered into a pilot project to test production of glycerol side-stream chemical at existing facility.

       December 9, 1999 Company announced it had obtained $20 million term loan and $8 million revolving line-of-credit from Bank of America.