Form 10-Q
period 2000-03-31
HIGH PLAINS CORP
filed 2000-05-12
CIK 317551

Form 10-Q

                       Securities and Exchange Commission
                             Washington, D.C.  20549



[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended March 31, 2000 or

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

                        Yes                    No

                  Common Stock, Par Value $.10 per share,
                Outstanding at March 31, 2000  - 16,171,251

PART I                     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Balance Sheet                                                    3 - 4

Statements of Operations                                           5

Statement of Stockholders' Equity                                6 - 7

Statement of Cash Flows                                            8

Selected Notes to Financial Statements                           9 - 10


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                             11 - 13

PART II                        OTHER INFORMATION

Item 1. Legal Proceedings                                          13

Item 2. Changes In Securities                                      13

Item 3. Defaults On Senior Securities                              13

Item 4. Submission Of Matters To A Vote Of Security Holders        13

Item 5. Subsequent Events                                          13

Item 6. Exhibits and Reports on Form 8-K                        13 - 15

                             HIGH PLAINS CORPORATION
                                  Balance Sheets
                                    (Unaudited)
                         March 31, 2000 and June 30, 1999


Assets                                     March 31, 2000      June 30, 1999
                                             (Unaudited)             **
Current Assets:
 Cash and cash equivalents                 $  5,367,783        $    330,672
 Accounts receivable
  Trade (less allowance of $50,000 and
   $75,000 at March 31, 2000 and
   June 30, 1999, respectively)               9,170,301           5,081,396
  Production credits and incentives
   (less allowance of $124,222)                 345,347             917,717
 Inventories                                  3,789,221           5,038,199
 Notes receivable                                     0           1,000,000
 Prepaid expenses                               339,362             391,590
        Total current assets                 19,012,014          12,759,574


Property, plant and equipment, at cost:
 Land and land improvements                     450,403             450,403
 Ethanol plants                              93,432,710          92,994,900
 Other equipment                                573,911             573,911
 Office equipment                               334,003             308,699
 Leasehold improvements                          48,002              48,002
 Construction in progress                     1,398,219             892,664
     Sub-total                               96,237,248          95,268,579
 Less accumulated depreciation              (30,359,477)        (27,563,913)
     Net property, plant and equipment       65,877,771          67,704,666

Other assets:
 Deferred loan costs (less accumulated
  amortization of $71,488 and $75,181
  at March 31, 2000 and June 30, 1999,
  respectively)                                 901,424             122,116
 Other                                           10,921              26,578
        Total other assets                      912,345             148,694

                                           $ 85,802,130        $ 80,612,934

[FN]
                See accompanying notes to financial statements.
                      ** From audited financial statements.

                            HIGH PLAINS CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                        March 31, 2000 and June 30, 1999


Liabilities and Stockholders Equity         March 31, 2000     June 30, 1999
                                              (Unaudited)            **
Current Liabilities:
 Revolving lines-of-credit                  $          0       $  9,200,000
 Current portion of long-term debt             2,062,503                  0
 Current maturities of capital leases            551,415            520,168
 Accounts payable                              6,860,766          6,693,746
 Accrued interest                                313,850             55,342
 Accrued payroll and property taxes              785,011            721,463
 Accrued income taxes payable                          0             10,000
        Total current liabilities             10,573,545         17,200,719


Revolving lines-of-credit                              0          7,700,000
Long-term debt                                17,437,496                  0
Capital lease obligations, less
 current maturities                            1,073,560          1,477,534
Deferred income tax payable                    1,770,033            945,845
Other                                            291,415            426,107
        Total non-current liabilities         20,572,504         10,549,486


Stockholders' Equity:
 Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,448,098 and
  16,410,622 shares at March 31, 2000 and
  June 30, 1999, respectively, of which
  276,847 and 411,178 were held as treasury
  stock at March 31, 2000 and June 30, 1999,
  respectively.                                1,644,810          1,641,062
 Additional paid-in capital                   37,674,568         37,486,655
 Retained earnings                            16,079,225         14,705,578
                                              55,398,603         53,833,295


Less:
 Treasury stock-at cost                         (711,415)          (863,911)
 Deferred compensation                           (31,107)          (106,655)
 Total stockholders' equity                   54,656,081         52,862,729

                                            $ 85,802,130       $ 80,612,934

[FN]
                See accompanying notes to financial statements.
                    ** From audited financial statements.

                            HIGH PLAINS CORPORATION
                            Statement of Operations
                                  (Unaudited)
                  Three Months Ended March 31, 2000 and 1999
                 and Nine Months Ended March 31, 2000 and 1999

                             Three Months Ended          Nine Months Ended
                                 March 31,                    March 31,
                             2000          1999          2000          1999
Net sales and revenues  $ 27,601,410  $ 23,920,820  $ 75,619,229  $ 73,086,754
Cost of goods sold        24,607,512    21,869,382    69,939,162    68,629,971
     Gross profit          2,993,898     2,051,438     5,680,067     4,456,783

Selling, general and
 Administrative expenses     629,711       541,818     2,283,249     1,514,785
Operating income           2,364,187     1,509,620     3,396,818     2,941,998

Other income/(expense):
 Interest expense           (514,388)     (402,180)   (1,314,486)   (1,300,587)
 Interest and other income    61,452        15,541        95,115       283,658
 Gain on sale of assets            0             0        20,388       233,143
                            (452,936)     (386,639)   (1,198,983)     (783,786)
Net income before
 income taxes              1,911,251     1,122,981     2,197,835     2,158,212

Income tax expense           716,719       415,503       824,188       797,831

Net earnings            $  1,194,532  $    707,478  $  1,373,647  $  1,360,381

Diluted earnings per
 share                  $        .07  $        .04  $        .08  $        .08

[FN]
                 See accompanying notes to financial statements.

                            HIGH PLAINS CORPORATION
                       Statement of Stockholders' Equity
                                  (Unaudited)
                        Nine Months Ended March 31, 2000


                       Common Stock
                         (Issued)
                                            Additional
                   Number of                 Paid-In     Retained     Treasury    Deferred
                    Shares       Amount      Capital     Earnings      Stock    Compensation    Total

Balance,
 June 30, 1999    16,410,622  $ 1,641,062  $37,486,654  $14,705,579  $(863,911)  $(106,655)  $52,862,729

Re-issuance of
 Treasury stock                                121,027                 108,008                   229,035

Exercise of
 stock options        17,476        1,748       70,742                                            72,490

Amortization of
 deferred
 compensation                                                                       22,746        22,746

Employee stock
 purchase                                                                           36,249        36,249

Net loss for
 quarter                                                   (613,621)                            (613,621)

Balance,
 September 30,
 1999             16,428,098    1,642,810   37,678,423   14,091,958   (755,903)    (47,660)   52,609,628

Re-issuance of
 Treasury Stock
 adjustment                                    (37,862)                 42,808                     4,946

Amortization of
 deferred
 compensation                                                                        3,989         3,989

Employee stock
 purchase                                                                            8,352         8,352

Net earnings
 for quarter                                                792,735                              792,735

Balance,
 December 31,
 1999             16,428,098    1,642,810   37,640,561   14,884,693   (713,095)    (35,319)   53,419,650

[FN]
                             See accompanying notes to financial statements.

                            HIGH PLAINS CORPORATION
                       Statement of Stockholders' Equity
                                  (Unaudited)
                        Nine Months Ended March 31, 2000

                       Common Stock
                         (Issued)
                                            Additional
                   Number of                 Paid-In     Retained     Treasury    Deferred
                    Shares       Amount      Capital     Earnings      Stock    Compensation    Total
Re-issuance of
 Treasury Stock                                 2,570                   1,680                     4,250

Exercise of
 stock options        20,000       2,000       31,437                                            33,437

Amortization of
 deferred
 compensation                                                                       4,212         4,212

Net earnings
 for quarter                                             1,194,532                            1,194,532

Balance,
 March 31, 2000   16,448,098  $1,644,810  $37,674,568  $16,079,225  $(711,415)  $ (31,107)  $54,656,081


[FN]
                           See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                           Statement of Cash Flows
                                 (Unaudited)
                  Nine Months Ended March 31, 2000 and 1999

                                                      2000            1999

Cash flows from operating activities:
  Net earnings                                   $  1,373,647    $  1,360,381
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                   3,004,093       2,866,127
    Amortization of deferred compensation              (5,230)         31,215
    Compensation expense on treasury stock grants     225,029               0
    Provision for bad debt                             27,473         124,222
    Gain on sale of equipment                         (20,388)       (233,143)
    Debt forgiveness                                        0        (231,359)
    Deferred income taxes                             824,188         797,831
  Change in operating assets and liabilities:
    Accounts receivable                            (3,630,029)     (1,351,569)
    Notes receivable                                1,000,000          31,307
    Inventories                                     1,248,978       1,574,625
    Income tax payable/receivable                     (10,000)         30,000
    Prepaid expenses                                  (17,772)       (434,148)
    Accounts payable                                  172,639      (1,044,602)
    Accrued liabilities                               415,662          99,370

        Net cash provided by operating activities   4,608,290       3,620,257

Cash flows from investing activities:
  Proceeds from sale of equipment                      22,000         436,545
  Acquisition of property, plant and equipment       (956,869)     (1,984,688)
  Decrease (increase) in other non-current assets    (900,430)         (4,357)

        Net cash used in investing activities      (1,835,299)     (1,552,500)

Cash flows from financing activities:
  Proceeds from long-term debt                     20,000,000               0
  Proceeds from revolving lines-of-credit                   0         900,000
  Proceeds from exercise of stock options              33,438               0
  Payments on revolving lines-of-credit           (16,900,000)     (2,200,000)
  Payments on long-term debt                         (500,001)              0
  Payments on capital lease obligations              (387,890)       (372,169)
  Increase (decrease) in other non-current
   liabilities                                         18,573          43,916

	Net cash provided (used) by
         financing activities                       2,264,120      (1,628,253)

	Increase (decrease) in cash and
         cash equivalents                           5,037,111         439,504

Cash and cash equivalents:
  Beginning of period                                 330,672         674,894
  End of period                                  $  5,367,783    $  1,114,398

[FN]
                 See accompanying notes to financial statements.

                           HIGH PLAINS CORPORATION
                  Selected Notes to Financial Statements

1) Business Operations and Basis of Presentation

The accompanying financial statements have been prepared by High Plains Corporation ("Company") without audit, unless otherwise noted. In the opinion of management, all adjustments (which include only normally occurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position for the periods presented, have been made.

In an effort to increase the Company's presence in both the fuel grade and industrial/beverage grade markets and leverage its marketing resources, the Company has intensified its efforts to broker or market other ethanol manufacturers products. Typically, the Company acts as other manufacturer's agent by selling the manufacturer's product to a third party for a fee without taking title to the product. However, the Company has and anticipates entering into more brokering/marketing agreements, which require the Company to take title, and in some cases physical possession, of the counterparty's product. These agreements increase the Company's risk exposure, but the Company believes the related exposure is mitigated through risk management programs and internal controls.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the entire year.


2) Inventories

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


Inventories consist of:          March 31, 2000     June 30, 1999
        Raw materials              $1,174,125         $1,280,676
        Work-in-process               458,662            481,287
        Finished goods              1,087,666          2,251,228
        Spare parts                 1,068,768          1,025,008

        Total                      $3,789,221         $5,038,199


3) Estimated Income Tax Provision

On its interim financial statements, the Company makes an estimated tax provision, based on applicable state and federal tax rates, and considering the prior year's detailed analysis of deferred tax assets and reserves thereon. Annually, the Company updates its detailed analysis of its deferred tax assets and the need, if any, for adjustments to the reserves against such deferred tax assets.


4) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals.


5) Stock Options

On January 31, 2000, 15,000 options were exercised by management personnel, and another 5,000 options were exercised on March 31, 2000 by
former management personnel.   Pursuant to the Company's 1992 employee
stock option plan, the 15,000 options exercised on January 31, 2000 reloaded, thus granting the excercisee 15,000 options at $2.188 per share. These options were issued at the fair market value of the stock on the grant date.

6) Stock-Based Compensation

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:


For the three months ending
  March 31,                              2000              1999
    Net earnings
      As reported                   $  1,194,532      $    707,478
      Pro forma                        1,170,422           691,087

    Diluted earnings per share
      As reported                   $        .07      $        .04
      Pro forma                              .07               .04

For the nine months ending
  March 31,
    Net earnings
      As reported                   $  1,373,647      $  1,360,381
      Pro forma                        1,168,039         1,213,683

    Diluted earnings per share
      As reported                   $        .08      $        .08
      Pro forma                              .07               .07


The Company's basic earnings per share for the pro forma information noted above is the same as the Company's diluted earnings per share for all the periods disclosed.


7) Earnings Per Share

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

The diluted earnings per share for the three months ended March 31, 2000 and 1999 have been calculated based on 16,316,561 and 16,014,717 diluted shares outstanding, respectively. The diluted earnings per share for the nine months ended March 31, 2000 and 1999 have been calculated based on 16,169,130 and 16,012,508, respectively.


8) Recently Issued Accounting Standards

In June 1998, FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), effective for the Company for all fiscal quarters and fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The effect of this pronouncement has not been determined.

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

Nine Months Ended March 31, 2000 and 1999

Net Sales and Operating Expenses.

Net sales and revenues for the nine months ended March 31, 2000, were 3.5% higher than net sales for the same period ended March 31, 1999. During the nine months ended March 31, 2000, approximately 48.9 million gallons of fuel grade ethanol were sold at an average price of $1.03 per gallon compared to approximately 49.1 million gallons sold at an average price of $1.07 per gallon, for the same period ended March 31, 1999. Industrial/beverage grade sales were approximately 4.2 million gallons at an average price of $1.38 per gallon for the nine month period ended March 31, 2000 compared to sales of approximately 1.3 million gallons at an average price of $1.30 per gallon for the same period ended March 31, 1999. Brokered fuel grade sales, which is product marketed on behalf of other ethanol manufacturers, for the nine month period ended March 31, 2000 were approximately 2.4 million gallons at an average price of $1.02 per gallon compared to sales of approximately 1 million gallons at an average price of $1.09 per gallon for the same period ended March 31, 1999. Industrial/beverage grade brokered sales for the nine month period ended March 31, 2000 were approximately 1.4 million gallons at an average price of $1.47 per gallon compared to sales of 29,000 gallons at an average price of $1.45 per gallon same period ended March 31, 1999. Aggregate (non-brokered and brokered) fuel grade sales volume increased by approximately 2.4% compared to the same period ended March 31, 1999, while aggregate (non-brokered and brokered) industrial/beverage grade gallons sold during the similar period increased 321% compared to the same period in 1999. The increase in fuel grade volumes is attributed to the increase in brokered fuel grade sales volume, which was partially offset by increased industrial/beverage grade production at the York, Nebraska facility. Industrial/beverage grade gains are the direct result of increased marketing efforts in that segment of the Company's business and brokering activities. Higher net sales revenue was the result of strong third quarter fuel grade prices and increased industrial beverage grade sales volume. Year-to-date average fuel grade ethanol prices are still running below prior year-to-date levels because of low fuel ethanol prices experienced in the first quarter of fiscal 2000. (see Seasonality below for more details).

Cost of products sold as a percentage of net sales and revenues was 92.5% and 93.9% for the nine months ended March 31, 2000 and 1999, respectively. The decrease in the cost of products sold as a percentage of net sales and revenues was primarily due to a decrease in the average grain prices which was partially offset by the decrease in average sales price for fuel grade ethanol. The average cost of grain for the nine months ended March 31, 2000 was $1.95 per bushel, which was down from $2.14 per bushel for the same period in 1999.

Selling, general and administrative expenses increased 51% for the nine months ended March 31, 2000, compared to the same period ended March 31,
1999.   This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, stock grants to key management personnel, increased professional fees resulting from side-stream research and tax planning, increased investor relations, timing difference on bonus accruals, and increased Board of Director fees and expenses.

Net Earnings.

Net earnings for the nine months ended March 31, 2000 rebounded from the strength of second and third quarter earnings to move 1% ahead of net earnings for the same period ended March 31, 1999. Net earnings as a percentage of net sales and revenues decreased from 1.9% to 1.8%. The slight decrease is due to increased selling, general and administrative expenses, and decreased other income for the period ended March 31, 2000 compared to the same period ended March 31, 1999. Diluted earnings per share at March 31, 2000, were level with diluted earnings per share for the same period ended March 31, 1999.


Three Months Ended March 31, 2000 and 1999

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended March 31, 2000, increased 15% compared to the same period ended March 31, 1999. During the quarter ended March 31, 2000, approximately 16.3 million gallons of fuel grade ethanol were sold at an average price of $1.11 per gallon compared to approximately 16.4 million gallons sold at an average price of $1.07 per gallon, for the same period ended March 31, 1999. Industrial/beverage grade sales were approximately 2.2 million gallons at an average price of $1.37 per gallon for the three month period ended March 31, 2000 compared to sales of 74,692 gallons at an average price of $1.31 per gallon for the same period ended March 31, 1999. Brokered fuel grade sales for the three month period ended March 31, 2000 were approximately .8 million gallons at an average price of $1.10 per gallon while there were no brokered fuel grade sales for the same period ended March 31, 1999. Industrial/beverage grade brokered sales for the three month period ended March 31, 2000 were approximately .6 million gallons at an average price of $1.42 per gallon compared to sales of 29,000 gallons at an average price of $1.45 per gallon for the same period ended March
31, 1999.   Aggregate (non-brokered and brokered) fuel grade sales volume increased by approximately 4% compared to the same period ended March 31, 1999, while aggregate (non-brokered and brokered) industrial/beverage grade gallons sold during the similar period increased by 2592% compared to the same period ended March 31, 1999. The increase in fuel grade gallons was driven by continued strong demand across the industry, which allowed for the brokering of an additional .8 million gallons compared to the same period ended March 31, 1999. Industrial/beverage grade gallons increased as a result of increased marketing efforts in that segment of the Company's business and an additional .5 million gallons of brokered volume compared to the same period ended March 31, 1999. The higher net sales and revenues were due to the combination of higher sales volume coupled with stronger sales prices in both the fuel grade and industrial/beverage segments.

Cost of products sold as a percentage of net sales and revenues was 89.2% and 91.4% for the three months ended March 31, 2000 and 1999, respectively. The cost of products sold as a percentage of net sales and revenues for the quarter ended March 31, 2000 decreased 2.2% compared to the same period ended March 31, 1999. The decrease was due to a decrease in average grain prices combined with higher per unit sales prices in both fuel grade and industrial/beverage grade segments for the comparable period. The average cost of grain for the three-month period ended March 31, 2000 was $1.96 per bushel, which was down from $2.14 per bushel for the same period in 1999.

Selling, general and administrative expenses increased 16.2% for the three months ended March 31, 2000, compared to the same period ended March 31,
1999.   This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, increased professional fees resulting from tax research, increased investor relations, and increased travel expense related to increased marketing efforts.

Net Earnings.

Net earnings increased 68.8% for the three months ended March 31, 2000, compared to net earnings for the same period in 1999. Net earnings as a percentage of net sales and revenues increased from 3% to 4.3% for the comparable period. The increase is the net result of increased gross profit, which resulted from increased volume and average ethanol sales prices coupled with lower average grain prices, increased selling, general and administrative expenses, increased other expense related to interest on long-term debt, and increased deferred tax expense for the period ended March 31, 2000 compared to the same period ended March 31, 1999. Diluted earnings per share at March 31, 2000, were 175% higher than diluted earnings per share for the same period in 1999 due to the increased earnings.

Liquidity and Capital Resources

The Company's primary source of funds during the third quarter of fiscal 2000 was cash flow from operating activities. At March 31, 2000, the Company had working capital of approximately $8.4 million compared to negative working capital of approximately $4.4 million for the period ended June 30, 1999. The increase in working capital was primarily due to increases in cash and cash equivalents, trade receivables, and current portion of long term debt netted against decreases in notes receivable and revolving lines-of-credit.

Capital expenditures for the first nine months of fiscal 2000 amounted to approximately $1 million for modifications to the Company's three plants compared to approximately $2 million for the same period in fiscal 1999.

On December 3, 1999, the Company was able to refinance its revolving-lines-of credit into term debt. The Company obtained a $28 million credit facility, which consisted of $20 million term loan and $ 8 million revolving line-of-credit. The revolving line-of-credit was undrawn as of
March 31, 2000.   The Company used the term debt proceeds to pay off its
existing $16.9 million dollar revolving-line-of credit and strengthen its working capital position. The Company believes it has adequate short-term working capital and borrowing availability under its new financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

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

Seasonality

Fuel ethanol prices are historically stronger during the winter months of September through March due to the mandated markets of the Federal Oxygen Program. Prices typically increase in the weeks before September, and decrease by March due to shipping schedules. These seasonal price increases were delayed, but did ultimately occur as fuel ethanol prices increased substantially in the winter of fiscal 2000. The Company believes this increase was primarily due to increases in the price of gasoline, tightening of ethanol supplies, and increased purchases by customers who may have been waiting for a resolution of certain political issues affecting ethanol demand (such as the possible waiver of oxygen requirements due to MTBE contamination of water supplies, and modification of RFGII vapor pressure requirements discussed in the Company's most recent 10K filing). Although these political issues still have not been resolved, the EPA, the Department of Agriculture, and the Clinton Administration have all recently supported a replacement of the oxygenate requirement of the Clean Air Act with a renewable fuel standard, which management believes would be likely to provide an increase in overall ethanol demand.

With oil and gasoline prices remaining higher than normal, and the potential for an increase in ethanol demand, fuel ethanol pricing has not seen its typical decline going into the summertime season. Although prices are somewhat lower than the peaks seen in January and February, both expected ethanol prices and buyer's interest remain significantly higher than last year at this time for the upcoming fiscal fourth quarter, and even into the fall.

Grain feedstock prices continue to be favorable for the ethanol industry. Corn and Milo prices have increased somewhat over the prior quarter (and as compared to the same fiscal quarter of last year) but are still at levels well below historical averages. As of May 1 planting of this years crop is slightly ahead of last years at this time, and market fundamentals appear to indicate another good grain crop. However, rumors of drought, other typical weather issues, and fund trading could make the grain markets more volatile during the fiscal fourth quarter. As always, grain prices are subject to significant changes due to weather patterns, crop projections, carryouts, exports and other market factors, especially until harvest is complete. As a part of its risk management program, the Company has taken various market positions to limit its exposure to feedstock cost increases on almost all of its grain needs through the fiscal fourth quarter. These positions carry a corresponding limit to the benefit the company would experience in the event of decline in feedstock costs.

Prices for the Company's distillers grain by-products (DDGS) historically fluctuate with the price of corn, and provide the Company with some protection against the possibility of higher grain feedstock prices. Although the feed ingredient market has strengthened somewhat from the previous quarter, it is still soft compared to historical averages due to a continued oversupply of competing protein feeds in the marketplace.
Although the Company is still emphasizing sales of a wet distillers grain product at its Nebraska and New Mexico facilities in an effort to stabilize its feed markets, feed prices could still soften further during the summer months.

Year 2000

The Company had no significant issues arise relative to Year 2000 (Y2K) compliance issues.


                                 PART II
                            OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended March 31, 2000 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITES

Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.  SUBSEQUENT EVENTS

Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

	a).  Exhibit 27-1     Financial Data Schedule
        b). Reports on Form 8-K. During the quarter for which this report is filed, the company filed the following Form 8-K's:

             January 11, 2000      Company announced Chief Financial Officer's
                                   resignation to pursue career opportunity in not-for-profit organization.

             January 18, 2000      Company announced Fiscal 2000 second quarter
                                   earnings.

             February 7, 2000      Company announced Board of Directors
                                   approval to move to next phase of
                                   glycerol project.

             February 24, 2000     Company announced update on glycerol
                                   economics.

             March 9, 2000         Company comments on strength in oil and fuel
                                   prices.

             March 29, 2000        Company comments on EPA's move to ban MTBE.