Form 10-K
period 2000-06-30
HIGH PLAINS CORP
filed 2000-09-28
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                      For Annual and Transition Reports
                   Pursuant to Sections 13 or 15(d) of the
                       Securities Exchange Act of 1934


(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required). For the fiscal year ended June 30, 2000 or

[     ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
  (No Fee Required).  For the transition period from      to     .

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

As of August 31, 2000, there were 16,177,344 outstanding shares of common stock of the Registrant. As of August 31, 2000, the aggregate market value of voting stock of High Plains Corporation held by non-affiliates was approximately $30,891,910, based on the last trade transacted on August 31, 2000.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in
Part III.

Part I

Item 1

GENERAL DESCRIPTION OF BUSINESS

High Plains Corporation, a Kansas corporation (the "Company") is engaged in the production and sale of fuel grade and industrial grade ethanol. Fuel grade ethanol is the Company's primary product, while industrial grade ethanol represents a recent diversification.

In addition, the Company sells distiller's grains (DDG), both wet and dry, other solubles, and carbon dioxide. The primary by-product of ethanol production is distiller's grains.

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

In May 2000, the Company entered into a contract (subject to buyer financing) to sell the Portales, New Mexico facility, while maintaining the rights to market the ethanol for a three to five year period. The pending sale of the Portales, New Mexico facility could reduce the future net sales and revenues reported by the Company (see note 2 to the financial statements for more details).


NARRATIVE DESCRIPTION OF BUSINESS

For the Years Ended June 30,          2000     1999     1998
(In Millions)
   Ethanol and incentive revenues     $91.5    $79.8    $66.0
   By-product and other sales          17.0     16.9     18.9

   Net sales and revenues             108.5     96.7     84.9


Principal Products

The Company's principal product, fuel grade ethanol, is sold for blending with gasoline as a motor fuel. The market for this product is affected by, among other things, the Federal excise tax incentive program. This program, which was recently extended to September 2007, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon for which they sell. Under the recent extension of the program, the current tax rate reduction equals $.054 per blended gallon which contains 10% or more ethanol by volume. However, the tax rate reduction decreases to $.053, $.052 and $.051 in 2001, 2003 and 2005, respectively.

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel. The pending sale of the Portales, New Mexico facility could result in a reduction of future revenues from fuel grade ethanol sales. The Portales, New Mexico facility's fuel grade ethanol revenues were $15.3 million and $12.5 million in fiscal 2000 and fiscal 1999, respectively.

Since July 1997, the York, Nebraska facility has had the ability to further refine a portion of its fuel grade ethanol production for sale to markets such as the industrial grade ethanol market and the food and beverage markets. The Company had beverage grade ethanol sales for fiscal years 2000 and 1999, which totaled approximately $9.8 million and $2.4 million, respectively. Management's goals for fiscal 2001, include increased sales in both the food and beverage and industrial grade ethanol markets. These markets may include sales for use in cosmetics, perfume, paint thinner and vinegar.

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

The primary markets for the Company's DDG by-products continue to be manufacturers of animal feed, and direct consumers such as feedlots and dairies. Selling prices for DDG generally vary with sorghum (milo) and corn prices. For example, as grain prices have increased, the Company's DDG prices have traditionally increased. Consequently, throughout fiscal 2000, as the cost of grain stayed at near record low prices, DDG prices were lower as well. During fiscal 2000, the Company experienced a decline in DDG prices of approximately 8% compared to DDG prices during the fiscal 1999. If this trend of low priced alternative feedstocks, such as sorghum or corn, persist, the Company's DDG revenues could be significantly lower compared to prior years. The pending sale of the Portales, New Mexico facility could result in a reduction of future revenue from DDG by-product sales. The Portales, New Mexico facility contributed $4.3 million and $3.7 million in DDG by-product revenues in fiscal 2000 and fiscal 1999, respectively.

In November 1997, the Company signed an agreement with EPCO Carbon Dioxide Products, Inc. (EPCO), of Monroe, Louisiana to capture and purchase CO2 gas produced at the York, Nebraska plant. EPCO has contracted for the purchase of the CO2 gases for an initial period of five years. CO2 sales were approximately $.2 million for both fiscal 2000 and fiscal 1999.

In March 1999, the Company signed an agreement with EPCO to capture and purchase CO2 gas produced at the Colwich, Kansas plant. EPCO has contracted for the purchase of CO2 gas for an initial period of eight years. Through June 30, 2000, CO2 sales were $.03 million, as production got off to a later than anticipated start in fiscal 2000.

Availability of Raw Materials and Supplies.

The Company's primary raw material is grain feedstock. Historically, the Company has maintained sufficient grain supplies on-site at each of its production facilities for approximately three to five days of continuous production. High Plains entered into an exclusive grain supply agreement in 1997 with Centennial Trading, LLC, a grain brokerage company, for the procurement of all the grain requirements for the Company's three plant locations. In May 2000, the Company determined it would be more advantageous to purchase grain internally, and subsequently terminated the grain supply agreement with Centennial Trading, LLC. Centennial Trading, LLC continued to provide grain brokering services, on a limited basis, to the Company through July 2000. The Company believes that by establishing internal grain procurement it can develop better local supply relationships that will eliminate the need to buy and store grain offsite and better manage its raw material risk management program. (Also see the discussion of raw materials in Item 7 -- Management's Discussion and Analysis.)

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

In fiscal 1999, the Company completed testing of a natural gas supply hook-up, which connects the Colwich, Kansas plant to a landfill natural gas production operation. The Company's natural gas supply from this landfill provides up to 90% of the Colwich, Kansas facility's natural gas requirements. The Company contracted for the landfill gas for an initial term of 20 years at a per unit cost that is lower than the current spot market price at the Colwich, Kansas facility. The landfill gas per unit price is $1.50/MMBTU for the initial four years of the contract.

During fiscal 1999, the Company experienced a continuation of slow railcar movement, primarily as a result of a merger between two major railroad companies. This caused minor delays in deliveries of the Company's product. The Company believes that the delays were symptomatic of the railway system for all shippers at that time. In fiscal 2000, the Company experienced no significant shipping delays. However, the Company remains dependent on rail transportation to ship its ethanol and DDG to customers. Any interruption of this means of transportation due to a rail strike or any other circumstance would have a significant detrimental effect on the Company's operations.

Seasonal Factors in Business.

Ethanol prices historically strengthen in the Company's second and third quarters of each fiscal year, which coincide with the wintertime oxygenate season. Likewise, plant operations tend to be more efficient in the cooler months which also coincide with the Company's second and third quarters. However in fiscal 2000, historically low gasoline prices and excess ethanol supply suppressed ethanol prices through the second quarter of fiscal 2000. During the third quarter of fiscal 2000, fuel and ethanol prices rose sharply in response to higher crude prices and carried their strength through the fourth quarter of fiscal 2000. The Company believes that once the crude oil market dynamics stabilize, the typical seasonal cycles will return, so long
as the wintertime oxygenate programs remain enforce.   (For information
regarding the seasonality of the Company's business, see the "Seasonality" discussion in Item 7 -- Management's Discussion and Analysis.)

Customers.

For fiscal year ended June 30, 2000, the Company's sales to four customers represented in the aggregate approximately 38% of the Company's total product sales and revenues. The Company's DDG sales to ICM, Inc., which held an exclusive brokerage agreement throughout fiscal 2000, represents approximately 30% of the total sales to these four customers. Remaining sales were primarily to ethanol customers. The Company believes that the loss of any of these customers would not have a material adverse effect on the Company's sales and revenues due to other available markets for its products.

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


The top ten ranking is estimated to be as follows:
(in millions of gallons)


                                        Annual Capacity
                                  Fuel             Industrial
Company                           Grade            Grade
ADM                               646              210
Williams Energy Ventures           95               35
Minnesota Corn Processors         125                0
Cargill                           100                0
Midwest Grain Products             48               48
New Energy                         80                0
High Plains Corporation            56               12
Grain Processing                    0               60
AE Staley                          40                5
AGP                                30                0


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

Number of Employees.

As of June 30, 2000, the Company employed 141 persons, in a full-time capacity. These included 37 employees at the Colwich, Kansas plant; 51 employees at the York, Nebraska plant; 39 employees at the Portales, New Mexico plant and 14 employees in the Wichita, Kansas Corporate office. The total number of employees is lower compared to the fiscal year 1999 due to increased operational efficiency at the facilities while corporate staffing has grown to facilitate new initiatives implementation.


Item 2                          PROPERTIES

The Company's principal executive offices at 200 W. Douglas, Suite 820, Wichita, Kansas are leased and cover approximately 5,500 square feet.

The Company presently owns approximately 70 acres of land and improvements thereon which comprise its Colwich, Kansas plant. The Company also owns approximately 142 acres of land and improvements thereon which comprise its York, Nebraska facility. During fiscal 1998, the Company acquired approximately 15 acres of land and improvements thereon which comprise the Portales, New Mexico facility.

The Company's primary lender holds a mortgage on approximately 59 acres of land where the York facility is situated, the York ethanol production plant itself, and both the Colwich, Kansas and Portales, New Mexico land and production plants, as security for loans to the Company.

Item 3                       LEGAL PROCEEDINGS

As of June 30, 2000, and through the filing of this Form 10-K, the Company is not a party to any legal proceedings other than those which have arisen in the course of normal business operations, none of which are expected to have a material adverse effect on the Company's financial condition.


Item 4                SUBMISSION OF MATTERS TO A VOTE
                            OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

Part II

Item 5           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                    AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of the Company's common stock as of June 30, 2000, was approximately 5,627 determined by an examination of the Company's transfer book and through broker search.

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

The table below sets forth the range of high and low market prices for the Company's shares during fiscal 2000 and fiscal 1999. These prices do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    Fiscal          Price                 Fiscal           Price
     2000       High     Low               1999        High     Low
1st Quarter     1.906    1.375        1st Quarter      2.625    1.563
2nd Quarter     1.906    0.688        2nd Quarter      2.250    1.156
3rd Quarter     4.938    1.750        3rd Quarter      2.563    1.438
4th Quarter     3.750    2.000        4th Quarter      2.625    1.750


Item 6                     SELECTED FINANCIAL DATA


                  Five Year Summary Financial Data (Audited)

(In thousands of dollars, except per share data)
Year ended June 30          2000      1999      1998       1997       1996
Income Data
Net Sales and Revenue    $ 108,531  $ 96,730  $ 84,864  $  63,122  $  87,925
Net Earnings (Loss)            160       535    (3,593)     1,733     11,821
Earnings(Loss) Per Share
  Basic                        .01       .03      (.22)       .11        .75
  Assuming Dilution            .01       .03      (.22)       .11        .74

Balance Sheet
Long-term Debt              17,433     9,178    11,703     10,200     14,460
Total Assets             $  85,403  $ 80,613  $ 83,250  $  79,075  $  75,096



Item 7                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 2000 was a good year operationally for High Plains. Revenues exceeded $100 million for the first time in the Company's history, and despite extremely low ethanol prices in the first two fiscal quarters, pre-tax operating income for the year would have been $5 million if not for the write-down of the Portales, New Mexico production facility, and unexpectedly high grain costs recorded in the fourth quarter. The continued strength projected for oil and gasoline, the low price of our grain feedstock, and the forward sales volume already contracted (all discussed in more detail below) indicate good potential for a stronger fiscal 2001.

Since July 1997, the York, Nebraska facility has had the capability to further refine approximately one million gallons per month of existing ethanol production capacity for sale in additional markets such as the industrial, food, and beverage industries. Even more production can be marketed as a mid-grade product to certain users within these industries. Sales of these products typically provide greater margins than fuel grade ethanol, although prices for fuel ethanol during the fiscal third and fourth quarters of 2000 were higher than normal, to the point that industrial margins were somewhat less attractive. Sales of industrial grade ethanol during fiscal 1999 were approximately 1.7 million gallons, increasing to 6.8 million gallons during fiscal 2000. Management goals for fiscal 2001 include continued increased sales efforts for these more refined products, as their pricing levels rise to compete with higher fuel ethanol pricing. The York, Nebraska facility does have the ability to switch between fuel and industrial production depending on the current market demands.

During fiscal 2000, High Plains derived approximately 82% of its revenues from the sale of ethanol, with 73% attributed to fuel ethanol sales, and 9% attributed to industrial/beverage ethanol sales. Approximately 15% of revenues were derived from the sale of distiller's grains, solubles, and carbon dioxide gas, all of which are by-products of the ethanol production process. Approximately 3% of revenues were derived from state production incentive programs. The sale prices of ethanol (both fuel and to some extent industrial) tend to vary with the wholesale price of unleaded gasoline, although fuel ethanol prices tend to track gasoline prices more directly. Prices for distiller's grains and solubles vary with the cost of grain and other protein animal feeds in the marketplace. Carbon dioxide prices received by the company are set by long-term contracts and vary only with production volumes.

Under the federal government's excise tax incentive program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. Originally scheduled to expire in September of 2000, this excise tax credit has been extended until September 2007, and currently provides a credit of $.054 per 10% blended gallon, gradually reducing to $.051 per 10% blended gallon through 2007. Consequently, the excise tax credit should continue to enhance the value of fuel grade ethanol and provide a level of continuity, which supports funding and expansion in the industry.

The ethanol industry also benefits from various state production incentives. The Company currently receives approximately $.06 per gallon as a production incentive from the state of Kansas for ethanol produced at its Colwich, Kansas facility. This incentive has been previously renewed by the Kansas legislature, and is currently scheduled to expire in July 2001. The Company, along with other Kansas ethanol producers, is currently working to promote the passage of an extension of this incentive through 2007, corresponding to the current expiration of the federal excise tax credit for ethanol. The Kansas legislature has previously recognized the benefits ethanol provides to Kansas grain farmers in the form of higher prices resulting from the significant consumption of local grain, and the Company believes the incentive has a good chance of being extended by the legislature.

Until recently, the state of Nebraska also provided a production incentive of $.20 per gallon for the first 25 million gallons of annual ethanol production at the Company's York, Nebraska facility. The incentive was available for a five-year period, and the Company completed its eligibility for benefits under this program in November of 1999. Nebraska has adopted a new program, which grants a significantly smaller incentive payment for new or expanded gallons produced within the state, but the Company does not currently qualify to receive any benefits under this new program. During one year of the initial incentive program the Company failed to maximize approximately $1.7 million of its allowable annual incentive. It is possible that some portion of this amount may still be claimed during fiscal 2001 under a provision of the original program that allows additional credit for expansions of production after initial production is established. Even with the absence of this incentive during the third and fourth fiscal quarters of 2000, improved yields and efficiencies at the York facility allowed it to contribute operational profits to the Company's financial statement.

Ethanol sales prices also reflect a premium due to ethanol's oxygenate (see discussion below) and octane enhancing properties. Demand for ethanol also affects price. Ethanol demand is influenced primarily by its cost in relation to availability and cost of gasoline and other octane enhancing products, and also by availability of alternative oxygenates (where oxygenated fuels are required). The dramatic increase in gasoline prices subsequent to December 1999 has increased demand for ethanol as a fuel extender, as the net cost of ethanol to blenders became less than unblended gasoline. With oil prices increasing from $10 to over $30 per barrel, and a corresponding increase in gasoline pricing, ethanol has become a much more competitive product in the marketplace. While a similarly dramatic decrease in the price of oil would have a negative effect on ethanol demand, such a decrease is not currently anticipated by most industry analysts. Other federal programs such as the Reformulated Gasoline (RFG) program also affect ethanol demand. Specific designated areas of the country which have poor air quality or which have elected to be subject to RFG II are required to comply with RFG II vehicle emission standards. Phase II of the RFG program (RFG II) was implemented June 1, 2000, and contains more stringent fuel volatility requirements than RFG. Ethanol blending during hotter summer months requires either the cooperation of refineries in producing a lower vapor pressure gasoline blendstock, or a change in the way volatility is calculated, in order to be in compliance. Ethanol supporters have requested the Environmental Protection Agency (EPA) and the United States Congress to consider modification of these volatility restrictions for ethanol blended fuels due to ethanol's other benefits, including a reduction in ozone forming carbon monoxide emissions. These requests are under consideration, but no rulings or legislation granting such a waiver have been enacted to date. During the summer of 2000, there was a shortage of this low volatility blendstock, creating a shortage of RFG II gasoline in some areas. While the EPA did grant temporary waivers to certain areas during supply interruption periods allowing non-compliant fuels to be used, many requested waivers were refused. In the absence of one of these solutions, ethanol demand created by the RFG II program could decrease during hotter summertime months in comparison to prior years.

Recent negative publicity received by ethanol's competing oxygenate, MTBE, in California and other states could also affect ethanol demand. Based on the discovery of MTBE in local water supplies, California Governor Gray Davis issued an executive order in March of 1999 calling for the elimination of MTBE from California gasoline supplies by December 31, 2002. Several other states have also legislated restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit. Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality "non-attainment" areas must contain a certain oxygen content during the wintertime months of September through March. Ethanol and MTBE are the two most common oxygenates, dividing the market approximately 15% to 85% respectively. If MTBE use is limited, ethanol demand and usage could be substantially increased. However, California and others have requested the federal government to waive the oxygenate requirements of the Clean Air Act, and to allow the use of non-oxygenated fuels either locally or nationally. The ethanol industry and certain agricultural supporters strongly oppose this requested waiver. Ethanol has not previously been widely blended in California because of their more stringent state volatility requirements. However, California now requires all MTBE blended gasoline pumps to carry labels stating that MTBE blended gasoline has been determined to be hazardous to the environment. The state has also granted ethanol blended gasoline a year round vapor pressure waiver to facilitate its use within the state. The upcoming wintertime oxygenate season should provide a good indication of the extent to which California blenders will offer ethanol, and how much of this large additional fuel market ethanol may be able to capture.

Nationally, there is also a movement to eliminate MTBE. Recently proposed legislation has focused on a compromise solution which would phase out MTBE over a four year period, eliminate the oxygen requirement of the Clean Air Act, and replace it with a renewable fuels content requirement that gradually increases over the next ten years. If this solution were adopted, it should significantly increase the demand for ethanol over this time period. In short, current law is favorable to ethanol in that it requires oxygenate blending. If MTBE usage is reduced and the law is not changed, or if the oxygen requirement is replaced with a similar "renewable fuels" requirement, the ethanol industry stands to see stronger demand and significant benefit. Conversely, the elimination of the oxygen requirement without adopting a renewable fuels requirement (or other similar incentive for ethanol blending), could have a significantly negative impact on both ethanol demand and pricing.

The Company has sold a majority of its fuel ethanol production based on spot market conditions and short-term seasonal contracts. It is now attempting to make greater use of longer-term contracts to sell fuel ethanol (see note 7 to the financial statements). Management believes that this strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability. As of early September 2000 the Company had contracted to sell almost all of its ethanol production through March of 2001. While most of these sales were made on fixed price contracts, approximately one-third were done on variable price agreements tied to reported prices of either gasoline or ethanol. The Company has also announced an intention to increase its brokering or marketing of ethanol produced by other manufacturers. This would be accomplished either by marketing product of others on a straight commission basis, or by purchasing product of others to meet existing sales opportunities. By increasing the number of gallons it has to sell, management believes that it can be more competitive in markets not readily available to small producers. Revenues for fiscal 2000 included approximately $11.4 million from marketed or brokered ethanol products, up from $3.7 million in fiscal 1999.

The Company's primary grain feedstocks during fiscal 2000 were sorghum (also known as milo) and corn. Production at the Colwich, Kansas and Portales, New Mexico facilities relied almost exclusively on sorghum, while the York, Nebraska plant utilized a mixture of approximately 60% corn and 40% sorghum. The utilization of sorghum versus corn feedstocks is a function of supply and
cost per bushel.   The cost of these feedstock grains is dependent upon
factors that are generally unrelated to those affecting the price of ethanol. Sorghum prices generally vary directly with corn prices. Corn prices generally vary with regional and worldwide grain supplies, and can be significantly affected by worldwide weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

In an effort to reduce the impact of the volatility of these unrelated markets, management announced in fiscal 1999 its intention to search for an additional product that could be produced utilizing existing facilities, and the Company's perceived expertise in fermentation based chemical products.
In fiscal 2000, glycerol was identified as the most promising alternative, the Company acquired a license to utilize a new patented technology to extract glycerol from its existing stillage by-product, and pilot plant testing of the process was initiated in July of 2000. Glycerol is used primarily in personal care products and in the manufacturing of pet foods.
It has historically been produced synthetically, primarily as a by-product of the production of bar soap. Prices have ranged from $.50 per pound, to the current market price of approximately $1.00 per pound, compared to the current value of $.01 to $.03 per pound for the stillage from which it would be extracted. Production costs are expected to be between $.15 and $.30 per pound. While bar soap production has decreased, demand for glycerol appears to be increasing, generating the current higher market prices. Results of the pilot plant tests are expected to be available for the annual shareholder's meeting scheduled for November 29, 2000.

The Company also attempts to manage the market risk associated with fluctuating feedstock and ethanol sales prices by periodically employing certain strategies including grain futures and forward contracts. Management's stated objective is to match a certain percentage of contracted ethanol sales with forward grain positions in an effort to provide an acceptable margin, while still allowing for some benefit from favorable moves in one market or the other, and conversely taking some risk of loss from
unfavorable market movement.   When market conditions permit, the Company may
contract for a majority of its ethanol sales and feedstock costs at fixed prices. This risk management involves a complex evaluation of oil and gasoline markets on the ethanol sales side, and of Chicago Board of Trade
(CBOT) grain futures prices and local supply issues on the grain side.

In February and March of 2000, the Company purchased six million bushels of July corn futures positions on the CBOT at approximately $2.36 per bushel, in correlation with over 6.0 million bushels of grain purchases for the fourth quarter. This position was meant to protect against a possible drought and resulting price increase, but at the same time it "locked in" a higher price in the event that grain prices dropped. Related grain purchases are normally subject to a cost adjustment relative to the CBOT price that accounts for local market dynamics, referred to as a "basis" adjustment. Basis levels at the time for the Kansas and Nebraska plants were $.30 under the board ($.20 to $.30 under is historically common), and were expected to go even lower if the drought became reality. Instead of contracting for the basis adjustment at a fixed amount, the Company was advised by its outside grain buyer to rely only on its futures position and the Company expected to be able to contract for a $.30 basis reduction as grain was delivered. When the spring and early summer brought good rains, current and futures grain prices went down, but basis levels worsened, and the Company was unable to achieve the expected $.30 basis reduction on grain purchases underlying the futures contracts. Accordingly, as the Company took grain deliveries in the fourth quarter, (without the expected basis reductions) and closed out its corresponding futures positions, the result was grain costs that were $.30 per bushel higher than expected ($1.8 million in aggregate). The Company has subsequently hired experienced grain buying professionals and taken the grain buying function in-house, with a stricter policy on contracting both futures and local basis grain pricing. Grain prices continued to decline into August of 2000 to 10 year record lows, and despite a slight increase into September due to dry weather, the Company expects grain prices for fiscal 2001 to remain at comparatively low levels. As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price which the Company pays for its feedstock. As of mid-September 2000, the Company had basis contracts to purchase approximately 10 million bushels of corn and milo for its three plants. The price to the Company for most of this grain is fixed either by contract or by a combination of futures and basis contracts.

Unfortunately, lower grain prices have also brought lower prices for the Company's feed by-products, wet and dried distiller's grains and solubles
(DGS). While prices for feed by-products historically rise in the late fall and winter, they also tend to follow corn prices, and have remained lower than normal throughout the last fiscal year as a result. Significant improvement in these prices is not expected in the near future due to (anticipated) continuing low grain prices, and an excess of competing protein feed ingredients in the marketplace. In an effort to remove some of this detrimental reliance on corn pricing, the Company has emphasized the production and marketing of wet rather than dried DGS, particularly at its Portales, New Mexico and Colwich, Kansas facilities. Wet DGS has certain benefits that distinguish it from other competing feed products, and allow some price premium to be realized in highly competitive markets. The Company has included the forward contracting of feed sales in its overall decisions regarding risk management.

Management's risk management program also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the feed dryers. Natural gas spot market prices have increased significantly through the last half of fiscal 2000 and into the first quarter of fiscal 2001. Fortunately, as of September 2000, although spot gas prices at the Nebraska and New Mexico plants have almost doubled over this time period, approximately two-thirds of the Nebraska plant's gas requirements are contracted through December 2000 at prices lower than current spot market, and almost all of the gas needs at the Kansas plant are supplied by a long term (ten year) contract to take gas from the local landfill at prices significantly reduced from the spot market.

In December 1997 the Company purchased its Portales, New Mexico ethanol production facility. The acquisition of the Portales plant added approximately 13.5 million gallons per year to the Company's fuel grade ethanol production capacity. (The Company's production capacity for all three facilities, including 18 million gallons at the Colwich, Kansas plant and 36 million gallons at the York, Nebraska plant, totals approximately 67.5 million gallons of ethanol per year.) However, start-up problems and high grain prices in the Portales area contributed to significant operating losses from that plant in fiscal 1998 and 1999. Although local grain prices had declined to more manageable levels by December 1999, management believed continued ownership of that facility did not fit with its long term strategic plan for the Company. While products other than fuel grade ethanol were being produced or planned for the Kansas and Nebraska facilities, higher grain prices in New Mexico, and the fact that the Company was too large to take advantage of a small ethanol producer's tax credit that might otherwise be available for the plant, led to management's decision to sell. As of September 2000, the Company had executed a contract to sell the Portales facility to a third party with closing on that sale expected to occur sometime in late October or November of 2000. In connection with the execution of this contract, the fiscal 2000 financials include a $1.0 million charge resulting from a write-down of the plant's value to its net realizable value.


Results of Operations

Comparison of the fiscal years ended June 30, 2000 and June 30, 1999

Revenues

Net sales and revenues were $108.5 million for the fiscal year ended June 30, 2000, an increase of approximately $11.8 million or 12% from the $96.7 million in net sales and revenues for the fiscal year ended June 30, 1999. The net increase resulted from several factors: increased production, increased industrial/beverage grade sales volume, increased brokering or marketing of other manufacture's ethanol, and a 3.8% increase in the average delivered price of fuel grade ethanol. The increased production in fiscal 2000 resulted from improved operating efficiencies at York, Nebraska and Portales, New Mexico facilities. While the increased industrial/beverage grade sales volumes were the result of new marketing initiatives. The Company sold approximately 73.2 million gallons of fuel grade ethanol, of which 7.4 million gallons were brokered, at an average price of $ 1.08 per gallon during fiscal 2000. During fiscal 1999, the Company sold approximately 68.0 million gallons of fuel grade ethanol, of which 3.4 million gallons were brokered, at an average price of $ 1.04 per gallon.

In fiscal 2000 the Company sold approximately 6.8 million gallons of industrial/beverage grade ethanol, of which 1.9 million gallons were brokered, at an average price of $1.42 per gallon. During fiscal 1999, the Company sold approximately 1.7 million gallons of industrial grade ethanol, of which none were brokered, at an average price of $1.34 per gallon. The increased volume is the direct result of increased marketing efforts under taken in fiscal 2000.

Included in product sales and revenues for fiscal 2000 and fiscal 1999, respectively, are $1.3 million and $1.3 million in revenues for ethanol produced under the Kansas incentive program. These payments, based on the Company's ratable share of overall Kansas ethanol production, equated to an average incentive of $0.07 per gallon and $0.08 per gallon of ethanol produced for fiscal 2000 and fiscal 1999, respectively. The Kansas incentive program has been renewed four times since its inception, most recently in July 1997. This program is currently scheduled to expire July 1, 2001. However, the Company maintains on-going efforts to extend the program beyond the current expiration date. Management believes the Kansas legislature will continue to support the incentive program in the future due to its economic and agricultural benefits. Production tax credits from the State of Nebraska recorded as revenues totaled $1.5 million and $5.2 million for the fiscal years ended June 30, 2000 and 1999, respectively. Under the Nebraska program, the Company received, over a five year period starting in calendar 1995, an incentive in the form of a transferable production tax credit in the amount of $.20 per gallon of anhydrous ethanol produced. Not less than two million gallons and not more than twenty-five million gallons produced annually, at the York, Nebraska facility, were eligible for the credit. The availability of this credit, based upon original production capacity, expired as of December 31, 1999. The Nebraska legislature amended this program in 1999 to allow additional credits for new ethanol plants, or for increased production capacity at current ethanol plants. The Company is currently evaluating increasing capacity at the York, Nebraska facility that may be subject to the additional incentive, but at June 30, 2000 no decision had been made regarding the increased production.

Currently, the State of New Mexico does not provide any ethanol production incentives or tax credits. Operating losses at the Portales plant, which is located in a region of higher grain feedstock costs, were approximately $0.1 million in fiscal 2000 prior to allocated interest, selling, general and administrative expenses, and asset impairment write-down. In light of management's strategic goals of diversification, it was determined the Portales, New Mexico facility did not complement the Company's portfolio and was subsequently offered for sale. In May 2000, the Company agreed to accept an offer to sell the Portales, New Mexico facility, while maintaining the rights to market the ethanol for a three to five year period. The sales contract price for the plant and other assets is $3,000,000 plus inventory at 85% of fair value at time of closing. The Company recorded a $1.0 million loss associated with the write-down of the Portales, New Mexico facility to its estimated fair value based on the preliminary offer. See footnote 2 to the financial statements for additional information.

For the fiscal year ended June 30, 2000 distiller's grain and other by-products sales increased to $17.1 million from $16.9 million for the fiscal year ended June 30, 1999. The increase in distiller's grain and other by-products revenues is the net effect of lower per unit sales prices and increased sales volume. The increased sales volume is a direct result of increased production at York, Nebraska and Portales, New Mexico. Distiller's grain prices vary with the cost of alternative feedstocks for animal consumption such as grain. Since grain prices trended down in fiscal 2000 as previously discussed, distiller's grain prices followed this trend downward. As noted earlier, significant improvement in distillers grain prices is not expected in the near future.

Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues, was 94.1% and 95.1% for fiscal 2000 and 1999, respectively. The fiscal 2000 decrease in cost of products sold, as a percentage of net sales and revenues was due to the decline in the average price per bushel for grain feedstocks and higher average sales prices for ethanol. However, this decrease was partially offset by a decline in the average sale price of distiller's grain. The Company's cost of grain averaged $2.05 per bushel during the fiscal year ended June 30, 2000 compared to an average cost of $2.15 per bushel for the fiscal year ended June 30, 1999.

Selling, General and Administrative

Selling, general and administrative expenses were 55% greater in fiscal 2000 than in fiscal 1999. The increase was the result of increases in administrative salaries and benefits expense resulting from increased staffing, stock grants to key management personnel, increased professional fees resulting from side-stream research and tax planning, increased investor relations expenses, and increased Board of Directors fees and expenses.


Earnings

For the fiscal year ended June 30, 2000, the Company recorded net income of approximately $0.2 million compared to net income of approximately $0.5 million for the fiscal year ended June 30, 1999. Operationally gross profit percentage increased from 4.9% of net sales and revenues in fiscal 1999 to 5.9% of net sales and revenues in fiscal 2000. The Company's decrease in net earnings from fiscal 1999 to fiscal 2000 was the result of the $1.0 million write-down of the Portales, New Mexico facility to its net realizable value, increased selling, general, and administrative expenses, and increased net other expenses. The $0.4 million increase in net other expenses was due to decreased other income, which was primarily debt forgiveness recorded in fiscal 1999, and decreased gains on sale of assets in fiscal 2000 compared to fiscal 1999. Income taxes were lower in fiscal 2000 due to reduced earnings with the balance related to the increase in net deferred tax liabilities compared to fiscal 1999.


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

For the fiscal year ended June 30, 1999 distiller's grain and other by-products sales decreased to $16.9 million from $18.7 million for the fiscal year ended June 30, 1998. The decrease in distiller's grain and other by-products revenues is primarily due to the substantially lower price received for distiller's grain in fiscal 1999 as compared to fiscal 1998. Distiller's grain prices vary with the cost of alternative feedstocks for animal consumption such as grain. Since grain prices trended down in fiscal 1999 as previously discussed, distiller's grain prices followed this trend downward. As noted earlier, significant improvement in distillers grain prices is not expected in the near future.

Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues, was 95.1% and 99.8% for fiscal 1999 and 1998, respectively. The fiscal 1999 decrease in cost of products sold, as a percentage of net sales and revenues was primarily due to the decline in the average price per bushel for grain feedstocks. However, this decline was partially offset by a decline in the average sale price of ethanol and distiller's grain. The Company's cost of grain averaged $2.15 per bushel during the fiscal year ended June 30, 1999 compared to an average cost of $2.58 per bushel for the fiscal year ended June 30, 1998.

Selling, General and Administrative

Selling, general and administrative expenses, excluding the $0.6 million management restructuring costs in fiscal 1998, were 14.3% greater in fiscal 1999 than in fiscal 1998. The increase was primarily due to increased compensation from additional new staff and management level personnel in fiscal 1999, customary raises, and severance.

Earnings

For the fiscal year ended June 30, 1999, the Company recorded net income of approximately $0.5 million compared to a net loss of approximately $3.6 million for the fiscal year ended June 30, 1998. In addition, the gross profit percentage increased from less than 1% of net sales and revenues in fiscal 1998 to 4.9% of net sales and revenues in fiscal 1999. The Company's net earnings in fiscal 1999 compared to a net loss in fiscal 1998 is primarily a result of grain feedstock prices in fiscal 1999 and increased expenses resulting from increased grain costs, in part from the Company's grain futures contracts in fiscal 1998. During the fourth quarter of fiscal 1999, the Company restated its third quarter of fiscal 1999 results in order to apply a previously reported $0.9 million pre-tax gain on sale of equipment located at its Portales, New Mexico facility to a reduction in the cost basis of the Portales plant. This reduction in the cost basis of the Portales plant mitigates potential future impairment losses by reducing the carrying value of the assets subject to impairment write-down under accounting rules. After the restatement, the third quarter of fiscal 1999 earnings were $0.7 million instead of the $1.3 million earnings originally reported.

Income Taxes

The Company has recognized income tax expense at the statutory federal rates, plus applicable state rates, for financial reporting purposes for substantially all pre-tax earnings reported after June 30, 1998 and expects to continue to do so. Most of this tax expense will be in the form of increased deferred tax liabilities as opposed to currently payable obligations. As of June 30, 2000, the Company's deferred tax liabilities were approximately $16.5 million. For financial reporting purposes, these deferred liabilities have been offset by deferred tax assets of approximately $18.6 million, including net operating loss (NOL) carryforwards and various tax credit carryforwards. The deferred liabilities are not subject to expiration, but the offsetting deferred assets are subject to expiration at various future dates. Certain of these deferred tax assets have been reserved with a $3.5 million allowance, leaving approximately $1.4 million of net deferred tax liabilities on the Company's balance sheet at June 30, 2000. The reserve covers portions of federal and state operating loss carryforwards, Small Ethanol Producer Tax Credits and Nebraska state investment tax credits in excess of amounts expected to be utilized. In the past, the Company has considered tax-planning strategies intended to preserve as much of the deferred tax assets as possible, however, at June 30, 2000, no tax planning strategies were in place. During the fiscal years ending June 30, 1999, and 2000, the Company recognized additional tax expenses from providing allowances on the assets expected to expire. At June 30, 2000, the Company has substantial deferred tax assets subject to expiration, for which allowances have not been provided. When, based on available evidence and management estimates, it becomes more likely than not that amounts of deferred tax assets will expire before the benefit is realized, additional allowances will be necessary resulting in the Company recognizing tax expenses in amounts in excess of the statutory federal rates, plus state rates. See Note 8 to the financial statements for additional information, including scheduled expiration dates of the Company's deferred tax assets.

If changes in the stock ownership of the Company cause the Company to undergo an "ownership change" as broadly defined in Section 382 of the Internal Revenue Code (a "Section 382 Event"), utilization of the Company's tax credit and NOL carryforwards may be subject to an annual limitation. The Company does not expect this annual limitation to necessarily limit the total tax carryforwards ultimately utilized in the future. However, this annual limitation could defer the timing of these tax benefits. The Company does not believe that a Section 382 Event has occurred during the last three fiscal years. However, application of the complex provisions of Section 382 may be subject to differing interpretations by taxing authorities. The Company has no current plans, which would be expected to result in a Section 382 Event in the immediate future. However, large purchases of the Company's stock by a single stockholder could create a Section 382 Event over which the Company has no control.

Seasonality

Historically, the Company generates higher gross profits during the second and third fiscal quarters (October through March) of each fiscal year. This is due to production efficiencies experienced during the cooler months of the year and the traditional decrease in grain feedstock prices during and shortly following the autumn grain harvest. Historically demand and average selling prices for ethanol are higher during the winter months due to federal, state and local governments' oxygenate programs. However, during the first and second quarters of fiscal 2000, gross profits were lower than anticipated due to lower than normal average sale prices of ethanol. This was initially due to low oil and unleaded gasoline prices seen from July 1997 through February 1999 coupled with a lag in ethanol responding to increasing gasoline prices in early fiscal 2000. Since fuel ethanol replaces gasoline, ethanol pricing has historically followed gasoline price trends. With gasoline prices achieving near 10-year highs, ethanol prices rebounded in the third quarter, and remained atypically strong in the fourth quarter of fiscal 2000. With some analysts predicting $25 to $30 per barrel oil and current ethanol market fundamentals it makes ethanol an ideal gasoline extender. In light of these factors, management anticipates strong ethanol prices throughout the first quarter of fiscal 2001, which is typically a period of depressed prices, leading into the typically strong oxygenate season that extends through the second and third quarters. However, the legislative issues regarding MTBE and/or RFG II or significant changes in gasoline prices discussed earlier could have adverse affect on the long-term ethanol demand and price.

Liquidity and Capital Resources

The Company obtained funds during the last three fiscal years from several sources, including cash from operations, exercise of stock options, and proceeds from various credit facilities. Cash provided by operating activities was approximately $5.1 million in fiscal 2000. Earnings plus non-cash charges for depreciation and amortization, deferred income tax expense, and the write-down of Portales, New Mexico facility generated cash flows of approximately $5.6 million. In addition to the earnings and non-cash charges, receipts from notes receivable and increased accounts payable contributed approximately $3 million to cash flows from operating activities. These increases were offset by a $4.4 million increase in accounts receivable. Cash provided by operating activities was used to upgrade the Company's facilities; approximately $1.5 million was reinvested in plant equipment and upgrades. An additional $1.5 million, of the cash flow, was applied to debt and capital leases. In fiscal 1999, cash flow from operating activities amounted to approximately $4.1 million.

Cash and cash equivalents amounted to approximately $4.6 million as of June 30, 2000, compared to $0.3 million as of June 30, 1999, and $0.7 million as of June 30, 1998. As of June 30, 2000, the Company had working capital of approximately $7.3 million compared to negative working capital of approximately $(4.4) million as of June 30, 1999, and negative working capital of $(6.4) million as of June 30, 1998. The fiscal 2000 working capital increase was primarily the result of increases in accounts receivable, cash and cash equivalents, and accounts payable coupled with a decrease in revolving lines-of-credit.

Liquidity risks have been partially mitigated by the refinancing of the Company's credit facilities, during fiscal 2000. In December 1999, the Company was able to refinance its revolving and reducing lines-of-credit with a bank. The bank provided the Company with a line-of-credit of up to $8 million and $20 million of term debt. The facilities carry interest rate alternatives equal to the bank's prime rate or a rate based on LIBOR rate, whichever the Company elects, plus a premium. The credit facilities have a term of five years. The Company's financing agreement requires the Company to maintain certain financial ratios, fulfill certain net worth and indebtedness tests, and limit the Company's capital expenditures. At June 30, 2000, the Company was in compliance with all the covenants. The Company used the loan proceeds of $20 million to extinguish its existing $16.9 million revolving lines-of-credit, pay loan origination and closing cost of approximately $1.0
million, and strengthen its working capital and liquidity situation.   At
August 31, 2000, the Company's $8 million line-of-credit was fully available and undrawn. The Company believes it has the liquidity and borrowing capacity to sustain normal cyclical downturns because of its current financing arrangements. However, should the Company experience an increase in the cost of its feedstocks, a decrease in the demand for ethanol or related oxygenates, or if instability in the oil markets results in decreased prices for gasoline, for a sustained period of time then the Company's liquidity and cash reserves could be inadequate. If any of these events should occur and cash reserves proved insufficient, the Company would have to seek additional funding through additional financing, sale of stock, or the sale of assets.

Capital expenditures amounted to approximately $1.5 million in fiscal 2000, compared to $2.2 million in fiscal 1999 and $8.4 million in fiscal 1998. In fiscal 2000, approximately $0.8 million and $0.5 million of the capital expenditures were for process plant equipment at the Colwich, Kansas and York, Nebraska facilities, respectively, with the balance split between the corporate office and Portales, New Mexico facility. In fiscal 1999, approximately $1.0 million of the capital expenditures were for modifications to the York, Nebraska facility, with the balance split between the Colwich, Kansas and Portales, New Mexico plants. In fiscal 1998, approximately $4.4 million of the capital expenditures were related to the acquisition and refurbishment of the Portales, New Mexico facility. Of the remaining balance of fiscal 1998 expenditures approximately $4.0 million was related to modifications and upgrades at the York, Nebraska facility.

The Company has approximately $0.5 million committed to acquire capital assets as of June 30, 2000. These capital commitments are primarily for modifications to the process plant equipment at the Colwich, Kansas facility. In addition to the commitments, the Company is evaluating plans to increase production capacity at both its Colwich, Kansas and York, Nebraska facilities. At this time no decision has been reached regarding the expansion of either facility. Also as previously disclosed in various press releases and other communications, the Company is contemplating the addition of a glycerol side-stream recovery system at its Colwich, Kansas facility. The Company is currently in the pilot plant study phase of the project, if the pilot plant yields the anticipated results the Company plans to move forward with the fabrication of the recovery system. At this time the Company believes the recovery system would cost approximately $15 million plus start-up costs.

Item 7a.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


The Company produces ethanol from corn and milo, and as such is sensitive to changes in the prices of these commodities. The Company has traditionally attempted to reduce the market risk associated with fluctuations in the prices of its grain feedstock by periodically employing certain strategies, including forward contracting, and transactions in grain futures or options. As of June 30, 2000, the Company held the equivalent of 500,000 bushels of grain futures positions, which establish a price ceiling of $1.96 per bushel. In addition to the futures contracts, the Company had entered into forward contract arrangements, both for the purchase of grain, and for the sale of ethanol and related by-products. More details regarding these forward contracts are included in Note 7 to the financial statements. Additional information relating to this item is included in Item 7 -- Management's Discussion and Analysis.

The Company had $19.0 million of debt related to its term debt credit facility outstanding, as of June 30, 2000. The debt carries a floating interest rate, therefore the debt's carrying value approximates fair market value as of June 30, 2000. The Company, also entered into an interest rate swap arrangement in fiscal 2000 to mitigate upside interest rate risk on approximately fifty percent of the floating rate term debt outstanding.


Item 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
High Plains Corporation


We have audited the accompanying balance sheets of High Plains Corporation as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Plains Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.


                                            ALLEN, GIBBS & HOULIK, L.C.


July 28, 2000
Wichita, Kansas

                            HIGH PLAINS CORPORATION

                                BALANCE SHEETS

                             June 30, 2000 and 1999

                                    ASSETS

<CAPTION
                                                    2000          1999
CURRENT ASSETS
   Cash and cash equivalents                    $ 4,886,011   $   330,672
   Accounts receivable:
      Trade (less allowance of $75,000
        in 2000 and 1999)                        10,026,422     5,081,396
      Production credits and incentives
        (less allowance of $124,222 in 2000
        and 1999)                                   329,829       917,717
   Inventories                                    4,283,561     5,038,199
   Note receivable                                   50,000     1,000,000
   Prepaid expenses                                 487,428       391,590
   Refundable income tax                             30,000            --

      Total current assets                       20,093,251    12,759,574


PROPERTY, PLANT, AND EQUIPMENT
   Land and land improvements                       450,403       450,403
   Ethanol plants                                93,366,635    92,994,900
   Other equipment                                  573,911       573,911
   Office equipment                                 389,446       308,699
   Leasehold improvements                            48,002        48,002
   Construction in progress                         914,586       892,664

                                                 95,742,983    95,268,579
   Less accumulated depreciation                (31,295,936)  (27,563,913)

      Net property, plant, and equipment         64,447,047    67,704,666


OTHER ASSETS
   Deferred loan costs (less accumulated
     amortization of $125,372 and $75,181
     in 2000 and 1999)                              849,244       122,116
   Other                                             13,054        26,578

      Total other assets                            862,298       148,694

                                                $85,402,596   $80,612,934


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    2000          1999
CURRENT LIABILITIES
   Revolving line-of-credit                     $        --   $ 9,200,000
   Current maturities of long-term debt           2,507,138            --
   Current maturities of capital lease
     obligations                                    561,518       520,168
   Accounts payable                               8,695,216     6,693,746
   Accrued interest                                 295,772        55,342
   Accrued payroll and property taxes               779,199       721,463
   Accrued income tax payable                            --        10,000

      Total current liabilities                  12,838,843    17,200,719

Revolving line-of-credit                                 --     7,700,000
Long-term debt, less current maturities          16,492,860            --
Capital lease obligations, less current
  maturities                                        940,376     1,477,534
Other                                               273,253       426,107
Deferred income tax payable                       1,389,000       945,845

                                                 19,095,489    10,549,486

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value, authorized
     50,000,000 shares; issued 16,453,798 and
     16,410,622 shares of which 276,847 and
     411,178 shares were held as treasury stock,
     respectively                                 1,645,380     1,641,062
   Additional paid-in capital                    37,695,277    37,486,655
   Retained earnings                             14,865,932    14,705,578

                                                 54,206,589    53,833,295

   Less:
     Treasury stock - at cost                      (710,849)     (863,911)
     Deferred compensation                          (27,476)     (106,655)

       Total stockholders' equity                53,468,264    52,862,729

                                                $85,402,596   $80,612,934


[FN]
                   The accompanying notes are an integral
                     part of these financial statements.
                                       2

                            HIGH PLAINS CORPORATION

                           STATEMENTS OF OPERATIONS

                   Years Ended June 30, 2000, 1999, and 1998


                                          2000         1999         1998
Net sales and revenues                $108,531,461  $96,729,806  $84,863,782

Cost of products sold                  102,088,325   91,978,197   84,734,820

        Gross profit                     6,443,136    4,751,609      128,962

Selling, general, and administrative
expenses                                 3,249,161    2,096,731    1,834,725
Management restructuring costs                  --           --      600,000
Write down of property, plant, and
  equipment to estimated fair value.     1,022,567           --           --

      Operating income (loss)            2,171,408    2,654,878   (2,305,763)

Other income (expense):
  Interest and other income                179,148      297,135      128,155
  Interest expense                      (1,788,958)  (1,694,430)  (1,535,819)
  Gain on sale of equipment                 31,911      233,143       26,157

                                        (1,577,899)  (1,164,152)  (1,381,507)

      Net earnings (loss)
        before income taxes                593,509    1,490,726   (3,687,270)

Income tax (expense) benefit              (433,155)    (955,845)      94,340

      Net earnings (loss)             $    160,354  $   534,881  $(3,592,930)

Earnings (loss) per share - basic     $        .01  $       .03  $      (.22)

Earnings (loss) per share -
  assuming dilution                   $        .01  $       .03  $      (.22)



[FN]
                   The accompanying notes are an integral
                     part of these financial statements.
                                       3

                            HIGH PLAINS CORPORATION

                     STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years Ended June 30, 2000, 1999, and 1998

                                      Common Stock
                                   Number                 Additional
                                     of                    Paid-in       Retained    Treasury    Deferred
                                   Shares       Amount     Capital       Earnings     Stock    Compensation   Total
Balance, June 30, 1997           16,396,622  $ 1,639,662  $37,348,072  $17,763,627  $(863,911) $(231,274)  $55,656,176

Exercise of stock options            14,000        1,400       19,600                                           21,000
Amortization of deferred
  compensation                                                                                    97,406        97,406
Compensation expense on stock
  options granted                                              89,495                                           89,495
Net loss for year                                                       (3,592,930)                         (3,592,930)

Balance, June 30, 1998           16,410,622    1,641,062   37,457,167   14,170,697   (863,911)  (133,868)   52,271,147

Amortization of deferred
  compensation                                                                                    50,564        50,564
Employee stock purchase                                                                          (23,351)      (23,351)
Compensation expense on
  stock options granted                                        29,488                                           29,488
Net earnings for year                                                      534,881                             534,881

Balance, June 30, 1999           16,410,622    1,641,062   37,486,655   14,705,578  (863,911)   (106,655)   52,862,729

Exercise of stock options and
  employee stock purchase plan       43,176        4,318      123,453                                          127,771
Re-issuance of treasury stock to
  employees and directors                                      85,169                153,062                   238,231
Amortization of deferred
  compensation                                                                                    79,179        79,179
Net earnings for year                                                      160,354                             160,354

Balance, June 30, 2000           16,453,798  $ 1,645,380  $37,695,277  $14,865,932 $(710,849)  $ (27,476)   53,468,264

[FN]

                          The accompanying notes are an integral
                             part of these financial statements
                                             4

                                    HIGH PLAINS CORPORATION

                                    STATEMENTS OF CASH FLOWS

                           Years Ended June 30, 2000, 1999, and 1998


                                                         2000           1999          1998
Cash flows from operating activities:
  Net earnings (loss)                               $    160,354   $    534,881   $(3,592,930)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Provision for deferred income tax                  443,155        945,845            --
      Depreciation and amortization                    3,995,802      3,801,834     3,484,573
      Provision for uncollectible accounts
        receivable                                        55,165        124,222            --
      Write down of property, plant, and
        equipment to estimated fair value              1,022,567             --            --
      Gain on sale of property, plant, and
        equipment and equipment held for resale          (31,911)      (194,816)      (26,157)
      Amortization of deferred compensation               (1,623)        45,681        46,204
      Compensation expense on stock options granted           --         29,488        89,495
      Payments received on notes receivable            1,000,000         31,307       127,852
      Issuance of notes receivable                       (50,000)            --            --
      Changes in operating assets and liabilities:
        Accounts receivable                           (4,412,303)      (792,907)      336,561
        Inventories                                      753,378      1,413,369    (2,081,449)
        Equipment held for resale                             --        365,614       157,540
        Refundable income tax                            (30,000)        30,000       115,328
        Prepaid expenses                                 (95,838)      (306,422)      224,182
        Accounts payable                               2,001,470     (1,670,328)    3,249,622
        Accrued liabilities                              288,166       (259,888)      103,296
          Net cash provided by operating activities    5,098,382      4,097,880     2,234,117
Cash flows from investing activities:
  Proceeds from sale of property, plant, and equipment    22,000          5,000       167,090
  Acquisition of property, plant, and equipment       (1,476,006)    (2,182,724)   (8,359,325)
  Decrease in other non-current assets                    13,524         39,308        10,349
          Net cash used in investing activities       (1,440,482)    (2,138,416)   (8,181,886)
Cash flows from financing activities:
  Proceeds from long-term debt                        20,000,000             --            --
  Payments on long-term debt                          (1,000,002)            --            --
  Payments on revolving lines-of-credit              (16,900,000)    (2,700,000)   (4,900,000)
  Proceeds from revolving lines-of-credit                     --        900,000     9,700,000
  Payments on capital lease obligations                 (521,893)      (505,773)     (520,923)
  Increase in other non-current assets                  (974,616)       (41,312)      (41,505)
  (Increase) decrease in other non-current liabilities   (72,052)        43,399       (25,667)
  Re-issuance of treasury stock                          238,231             --            --
  Proceeds from exercise of options                      127,771             --        21,000
          Net cash provided by (used in) financing
            activities                                   897,439     (2,303,686)    4,232,905
          Increase (decrease) in cash and cash
            equivalents                                4,555,339       (344,222)   (1,714,864)
Cash and cash equivalents:
  Beginning of year                                      330,672        674,894     2,389,758
          End of year                               $  4,886,011   $    330,672   $   674,894

[FN]
                                   The accompanying notes are an integral
                                     part of these financial statements.
                                                      5

                                    HIGH PLAINS CORPORATION

                                NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash Equivalents - High Plains Corporation (Company) considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. During the year ended June 30, 1998, the Company hedged certain grain commodity purchasing transactions related to anticipated production requirements. This was done to reduce the risk of increased grain feed stock costs due to market price fluctuations. Readily marketable exchange-traded futures contracts were the designated hedge instruments since there is a high correlation between the market value changes of such contracts and the price changes on grain commodities. Gains or losses arising from open and closed hedging transactions were included as an adjustment to the value of feedstock inventories and reflected in cost of products sold in the statements of operations when the underlying grain purchase contracts were fulfilled. At the end of the year ending June 30, 1998, the Company stopped purchasing and holding futures contracts as hedge instruments, and sold all of its then held positions, resulting in a loss of approximately $1,600,000. During the year ended June 30, 2000, the Company again purchased grain futures contracts to hedge grain purchasing transactions for the fourth quarter. In the fourth quarter of fiscal 2000, it was determined the grain purchasing contracts underlying the futures did not have fixed cost reduction arrangements that were expected. Accordingly, the Company's financial statement for the year ended June 30, 2000 includes additional grain costs of approximately $1,800,000 related to the absence of locked-in cost reductions on grain purchase contracts underlying the hedge instruments. During the fourth quarter of fiscal 2000, the Company sold substantially all of its future derivative positions held during 2000.

    Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost. The cost of internally-constructed assets includes direct and allocable indirect costs. Plant improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. Periodically, a plant or a portion of a plant's equipment is shut down to perform certain maintenance projects which are expected to improve the operating efficiency of the plant over the next year. These expenses are generally incurred once a year and thus are capitalized and amortized over the future 12-month period benefited. Included in prepaid expenses at June 30, 2000 and 1999 were $328,266 and $281,507, respectively, of these expenditures.

                                 (Continued)
                                      6

                           HIGH PLAINS CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Provisions for depreciation of property, plant, and equipment are computed using the straight-line method over the following estimated useful lives:

                 Ethanol plants               5 - 40 years
                 Other equipment              5 - 10 years
                 Office equipment             3 - 10 years
                 Leasehold improvements            5 years

    Impairment of Long-Lived Assets - In accordance with the Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates its assets for impairment whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset or by comparison of the carrying amount of the asset to the estimated fair value of the asset. If such assets are considered to be impaired, the impairment loss recognized is equal to the excess of the carrying value of the assets over the fair values. No such losses were recorded in fiscal years 1999 or 1998. During 2000, events and circumstances indicated that long-lived assets associated with the Company's Portales facility are impaired. Based on a preliminary purchase offering price, the estimated fair value of the long-lived assets was less than the carrying value. This difference between estimated fair value and the carrying value has been recorded as a write down of property, plant, and equipment in the Company's fiscal year 2000 statement of operations. Estimates of fair value are subject to revision in the future.

    Capitalized Interest - The Company capitalized interest of $46,147 in 1998 as part of the cost of construction and refurbishing at the Portales, New Mexico facility. No interest was capitalized in 2000 or 1999.

    Deferred Loan Costs - The Company incurred certain costs in connection with obtaining financing. The Company amortizes these costs over the life of the debt.

    Fair Value of Financial Instruments - The fair value of financial instruments recorded on the balance sheet are not significantly different from the carrying amounts.


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

    Deferred Compensation - Under the Employee Stock Purchase Plan (Note 9), compensation is recognized as an expense in the period in which the employee performs the services, which is generally the period over which the stock appreciation is vested or earned. With the exception of certain officers, the participating employees must continue to work for five years to acquire the full amount of the stock. Compensation expense attributable to future services has been recorded as deferred compensation in the equity section of the balance sheets and is amortized over the period of future services. Officers who have 10 years of continuous service are allowed to prepay their obligation and receive the stock immediately and thus, the compensation attributable to their election is recognized immediately upon their election to participate in the plan.

    Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. However, the Company accounts for stock-based compensation for non-employees as provided under FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model.



                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Recently Issued Accounting Standards - In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
    At June 30, 2000, the Company was not involved in any significant derivative activity; however, the Company had used derivatives in the past and may do so again in the future. Accordingly, the impact of implementing FAS 133 will depend on the Company's future practices regarding derivative or hedging activities. Other pronouncements issued by the FASB with future effective dates are either not applicable or not material to the financial statements of the Company.

    Management Restructuring Costs - These costs include severance expenses related to management changes during fiscal year ending 1998.

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) disclosures such as contingencies, and (3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

    Contingencies - In the normal course of business, the Company becomes party to litigation and other contingencies that may result in loss or gain contingencies. The Company follows FASB Statement No. 5, Accounting for Contingencies (FAS 5). Under FAS 5, loss contingencies are accrued if available information indicates that it is probable that a loss is incurred and the amount of such loss can be reasonably estimated.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



2.  DESCRIPTION OF BUSINESS

    Ethanol Production Business - The Company operates in one segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and its principal business is the operation of three plants in Kansas, Nebraska, and New Mexico for the distillation and production of industrial grade and fuel grade ethanol for sale to customers concentrated primarily in the western United States, primarily for mixture with gasoline to be used as a motor fuel. The Company also markets fuel ethanol produced by others. The Company's operations are dependent upon state governmental incentive payments. Kansas production incentive payments recorded as product sales and revenues in the accompanying financial statements were $1,238,545 for fiscal 1998, $1,336,642 for fiscal 1999, and $1,288,405 for fiscal 2000. The Kansas incentive program is currently scheduled to expire July 1, 2001.

    The state of Nebraska offered a transferable production tax credit in the amount of $.20 per gallon of ethanol produced for a period of 60 months from date of first eligibility. The credit was only available to offset Nebraska motor fuels excise taxes. The Company transferred these credits to a Nebraska gasoline retailer who then reimbursed the Company for the credit amounts less a handling fee. Not less than 2 million gallons and not more than 25 million gallons of ethanol produced annually at the Nebraska facility were eligible for the tax credit. Based on the Nebraska plant's original production capacity, this credit was no longer available after the first quarter of fiscal 2000. Nebraska production tax credit amounts recorded as revenues in the accompanying financial statements were $5,069,722 in fiscal 1998, $5,210,273 in fiscal 1999, and $1,500,470 in fiscal 2000.

    The market for the Company's ethanol product is affected by the federal government's excise tax incentive program. This program, originally scheduled to expire in 2000, has been extended to September 30, 2007. Under this program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. Under the recent extension, the current tax rate reduction equals $.054 per blended gallon containing 10% or more ethanol by volume.
    Alternatively, blenders may currently claim an income tax credit of $.54 per gallon of ethanol blended with gasoline. However, in 2001, the tax rate reduction begins to decrease over the remaining life of the program. The rate decreases to $.053 in 2001, $.052 in 2003, and $.051 in 2005. The market for the Company's product is also affected through federal regulation by the Environmental Protection Agency under the Clean Air Act and the Reformulated Gasoline Program.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



2.  DESCRIPTION OF BUSINESS (CONTINUED)

    Portales Plant - In December 1997, the Company acquired an idle ethanol production facility in Portales, New Mexico, for $4,000,000. After improvements were made, production began in March 1998. In March 1999, the carbon dioxide (CO2) processing equipment from the Portales plant was sold (see Note 3). The $933,000 difference between the carrying amount of the equipment and the sales price was treated as an adjustment to the original purchase price allocation. This was in recognition of a change in the estimated fair value of the CO2 equipment used at the date of acquisition. On May 10, 2000, the Company agreed to accept an offer for the Portales plant with a proposed purchase price of $3,000,000 for the plant and other assets plus inventory at approximately 85% of fair value at the time of closing. The purchase was proposed to close within 90 days, subject to the buyer obtaining financing. Based on this preliminary offer, management has revised its estimate of the fair value of the plant and other related assets and provided for an expense due to impairment of the Portales plant in the amount of $1,022,567. If the plant and related assets are not sold for $3,000,000, the Company's estimate of fair value could be subject to revision in the future, possibly resulting in additional impairment expense. No provision has been made at June 30, 2000 for a loss, if any, on the sale of the Portales inventory.

    The Portales plant recorded sales of $19,566,838, $16,293,795, and $3,705,971 and contributed net operating losses before an allocation of overhead, interest, and asset impairment write-down expense of ($100,831), ($1,833,970), and ($1,347,713) for the years ended June 30,
    2000, 1999, and 1998, respectively, excluding the impairment charge in the fourth quarter of fiscal 2000.


 3.  NOTES RECEIVABLE

    In March 1999, the Company disposed of certain CO2 processing equipment at the Portales facility in exchange for a $1,000,000 note receivable. The note was due in two installments with the final installment due August 1, 1999. The note was paid in full during fiscal year 2000.
    The Company also entered into an agreement to provide carbon dioxide from its Colwich, Kansas, plant to the buyer of the equipment (see
    Note 7).


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



4.  INVENTORIES

    Inventories consisted of:

                                                June 30,
                                           2000         1999
         Raw materials                  $1,276,938   $1,280,676
         Work-in-process                   493,064      481,287
         Finished goods                  1,469,053    2,251,228
         Spare parts                     1,044,506    1,025,008

                                        $4,283,561   $5,038,199


5.  REVOLVING LINE-OF-CREDIT AND LONG-TERM DEBT

    In December 1999, the Company refinanced its revolving, reducing lines-of-credit with a credit facility with a bank providing a line of credit up to $8,000,000 and term debt of $20,000,000. The line-of-credit carries an interest rate option equal to the bank's prime rate or a rate based on the LIBOR rate, whichever the Company elects. At June 30, 2000, the Company had not advanced any funds on the fully available line. The term debt, at June 30, 2000, consists of three traunches with interest rates ranging from 8.85% to 8.97%. The principal payments are due monthly as follows: $166,667 through December 2000, $187,500 from January 2001 through December 2003, $270,834 from January 2004 through December 2004, and all remaining principal and interest due December 31, 2004. Maturities of long-term debt for the next five years are as follows:

                      2001              $ 2,507,138
                      2002                2,250,000
                      2003                2,250,000
                      2004                2,749,998
                      2005                9,242,862

                                        $18,999,998

    Collateral on the facility includes substantially all accounts receivables, inventory, general intangibles, property, and equipment located at the Company's ethanol facilities, and the Company's rights to payments under present or future production incentive contracts from the Ethanol Plant Production Credit Agreement with the state of Nebraska.

    The financing agreement contains various restrictions, including the maintenance of certain financial ratios, fulfilling certain net worth and indebtedness tests, and capital expenditure limitations.



                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



6.  LEASES

    Sale - Leaseback Transaction - In 1996, the Company sold certain processing equipment for the production of industrial grade ethanol for $3,128,676 and concurrently entered into an agreement to lease the property back at $54,191 per month through December 12, 2002. The sale of equipment was recorded resulting in a gain of $87,447 that was deferred and will be recognized over a period not to exceed the six-year term of the lease agreement. The lease has been classified as a capital lease. The equipment under lease is included in ethanol plants totaling $3,128,676, less accumulated depreciation of $572,157, for a net book value of $2,556,519 at June 30, 2000.

    Operating Leases - The Company leases 208 railroad cars under operating leases expiring in various years through June 30, 2005. Annual rentals approximate $1,299,00 for all 208 cars. These rail car leases require the Company to pay certain executory costs. Corporate offices are also under a five-year lease expiring in 2003 that requires annual rentals of $31,159. The Company also leased an aircraft from a company in which an officer of the Company has an ownership interest. This lease was terminated during 2000; it required annual rentals of approximately $22,000. Rent paid during the years ended June 30, 2000, 1999, and 1998 was $1,484,143, $1,474,387, and $1,213,699, respectively.

    Future Minimum Lease Payments - The following is a schedule of future minimum lease payments for capital leases and noncancelable operating leases as of June 30, 2000:

                                             Capital         Operating
          Year Ending June 30                Leases           Leases

                 2001                      $  656,322       $1,360,171
                 2002                         656,322        1,243,121
                 2003                         331,176          877,362
                 2004                           6,031          581,080
                 2005                           7,539          263,940

      Total minimum lease payments          1,657,390       $4,325,674
      Less amount representing interest       155,496

      Present value of net minimum lease
        payments                            1,501,894
      Less current maturities                 561,518

                                           $  940,376

                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




7.  COMMITMENTS

    Forward Contracts - The Company periodically enters into forward contracts with suppliers and customers on both the purchase of grain and the sale of ethanol and by-products. At June 30, 2000, the Company had forward contracts as follows:

                                                                    Fixed Price
                                                   Quantity          in Total

      Purchase of corn and milo                  2,248,367 bu      $ 4,478,747
      Purchase of corn and milo                  1,310,000 bu         Unpriced
      Sale of dried and wet distillers grains       60,654 tons      2,323,369
      Sale of fuel grade ethanol                14,864,620 gal      17,787,423
      Sale of industrial/beverage grade ethanol    720,000 gal         882,720
      Sale of syrup and other by-products              412 tons          6,103


    No losses are expected on these contracts because the Company intends to convert the grain feedstocks into ethanol and sell the ethanol at prices above costs to produce. However the two commodities are subject to selling prices, which vary independently, and there can be no assurance that such prices will produce a profit in the future. The Company customarily settles these contracts out by making or taking delivery of the product.

    The Company entered into contracts to sell carbon dioxide, a production by-product, to another company from its York, Nebraska, and Colwich, Kansas, facilities in 1998 and 1999, respectively. The York, Nebraska, facility contract requires the Company to supply a minimum of 200 tons per day of carbon dioxide throughout the term of the contract at a fixed price of $7 per short ton. The Colwich, Kansas, facility contract requires the Company to supply a minimum of 100 tons per day of carbon dioxide. The Company will receive from $1.96 to $3.12 per ton of carbon dioxide produced based on a volume of 100 tons to in excess of 150 tons of daily production and other factors. The contracts are scheduled to run through 2008 and 2007 for the York, Nebraska, and Colwich, Kansas facilities, respectively.

    Capital Expenditures - As of June 30, 2000, the Company was committed to approximately $500,000 of capital expenditures for improved replacements of ethanol equipment at the Colwich plant.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



8.  INCOME TAXES

    For federal and state income tax purposes, the Company has net operating loss carryforwards and federal general business tax credit carryforwards. These result in deferred tax assets (operating loss carryforwards are computed at 34% and 6% for federal and state taxes, respectively), which, if the carryforwards are not used, expire as follows:

     Expires in              Operating Loss Carryforwards            Net General
    Fiscal Year                                                     Business Credit
      Ending         Federal    Kansas      Nebraska   New Mexico    Carryforward
      2001         $  251,000  $155,000    $      --   $       --    $   86,000
      2002          2,186,000   386,000      112,000           --            --
      2003                 --        --      202,000           --            --
      2004            428,000        --       28,000           --            --
      2005                 --        --       23,000           --            --
      2007                 --   139,000           --           --     1,500,000
      2008                 --   220,000           --           --     1,500,000
      2009                 --    43,000           --           --     1,500,000
      2010                 --    55,000           --           --            --
      2012          1,664,000        --           --           --            --
      2013          2,760,000        --           --       37,000            --
      2014            589,000        --           --       19,000            --
      2015            678,000        --           --       22,000            --

                   $8,556,000  $998,000     $365,000      $78,000    $4,586,000

    The general business credits expiring in fiscal 2001 are investment tax credits and the credits expiring in fiscal 2007 - 2009 are small ethanol producer tax credits. In the event these credits would expire, the Company would receive an income tax deduction of 50% of the investment tax credit and 100% deduction of the small ethanol producer credit in the year of expiration.

    The Company also has a Nebraska investment credit carryforward of $2,725,000, expiring in fiscal 2009, which may be used to offset taxes in the state of Nebraska.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



8.  INCOME TAXES (CONTINUED)

    The tax net operating loss carryforwards and federal tax credit carryforwards discussed above and other matters result in deferred tax assets (DTAs) under FAS 109 totaling $18,580,000 at June 30,
    2000. The book basis of property, plant, and equipment in excess of its tax basis results in a deferred tax liability of $16,494,000, and the valuation allowance offsets an additional $3,475,000, leaving a net deferred tax liability at June 30, 2000 of $1,389,000.

    Income taxes consisted of:

                                                            June 30,
                                                2000          1999           1998
    Current tax (benefit) expense           $  (10,000)   $  10,000      $  (94,340)

    Tax effect of changes in deferred tax
      assets and liabilities:
        Book basis of plant and equipment
          in excess of tax basis               479,000       946,000      1,751,000
        Capital lease liability               (591,000)           --             --
        Nondeductible accrued expenses and
          other                                 66,155       (28,155)       (97,000)
        Increase in net operating loss
          carryforward                        (959,000)     (365,000)    (3,163,000)
        Decrease in tax credits
          carryforward                           7,000     1,263,000          1,000
        Change in Nebraska investment
          credit carryforward                2,336,000      (167,000)      (366,000)
        AMT credit carryforward and other           --       (16,000)      (122,000)
        Change in asset valuation allowance   (895,000)     (687,000)     1,996,000

    Deferred tax expense                       443,155       945,845             --

    Income tax expense (benefit)            $  433,155    $  955,845     $  (94,340)

                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


8.  INCOME TAXES (CONTINUED)

    A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                June 30,
                                                    2000          1999           1998
    Computed income tax expense (benefit),
      at 34%                                    $  201,800    $  506,850     $(1,253,672)
    Revised estimates of deferred tax assets    (1,206,000)           --              --
    Increase in valuation allowance, net of
      expired assets                             1,441,000       572,000       1,253,672
    Other, net                                      (3,645)     (123,005)        (94,340)

    Total income tax expense (benefit)          $  433,155    $  955,845     $   (94,340)


    The Company has deferred income tax liabilities and assets arising from the following temporary differences and carryforwards:



                                                       June 30,
                                                 2000           1999
    Deferred tax liabilities:
      Book basis of property, plant, and
        equipment in excess of tax basis      $16,494,000   $16,015,000

    Deferred tax assets:
      Net federal and state operating loss
        carryforwards                         $ 9,997,000   $ 9,038,000
      Nebraska investment credit carryforward   2,725,000     5,061,000
      General business credit carryforward      4,586,000     4,593,000
      AMT credit carryforward                     495,000       495,000
      Nondeductible accrued expenses and other    186,000       252,155
      Capital lease liability                     591,000            --

                                               18,580,000    19,439,155
    Less:  Valuation allowance                  3,475,000     4,370,000

                                              $15,105,000   $15,069,155

    Net deferred income tax liability         $(1,389,000)  $  (945,845)


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




8.  INCOME TAXES (CONTINUED)

    The valuation allowance has been established to reduce deferred tax assets as follows:


                                                       June 30,
                                                 2000           1999
    Net federal and state operating loss
      carryforwards                           $  346,000    $  406,000
    Nebraska investment credit carryforward    1,724,000     3,871,000
    General business credit carryforward       1,405,000        93,000

                                              $3,475,000    $4,370,000


    The valuation allowance was reduced during the year ended June 30, 2000, because Nebraska investment credits carryforward were reduced in connection with settlement of certain tax matters with the state. Because the loss of these Nebraska income tax credits were previously fully provided for through the allowance, their reduction had no impact on earnings. The valuation allowance was also increased to provide for partial loss of the Company's general business credit carryforward and partial loss of the operating loss carryforward expiring in 2002. The operating loss expiring in 2001 is not provided for in the allowance because the Company expects to utilize it with earnings from operations.

    Historically, the Company's valuation allowance has been adequate to provide for expiring tax assets. However, low fuel alcohol prices and other factors during the last four years have increased the amounts of deferred tax assets being carried forward by over 50% and, at the same time, significantly reduced the number of years remaining to generate taxable income necessary to utilize those assets prior to their expiration.

    During the fiscal year ended June 30, 2000, the Company studied the feasibility of certain tax planning strategies aimed at preservation of the expiring tax assets, and the Company intends to monitor the status of its expiring tax assets and the ongoing suitability of tax planning strategies. However, the Company currently has no specific plan to implement a tax strategy, and accordingly, the allowance is based on the Company's best estimates of utilization of the tax assets through generation of future taxable income with no provision for the use of tax strategies or the cost thereof. Accordingly, the Company's determination of the allowance for deferred tax assets is based on available evidence and is necessarily an estimate that is subject to change based on future events.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



9.  STOCK-BASED COMPENSATION

    The Company has three stock-based compensation plans which are described below. Grants to employees under those plans are accounted for following APB Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted to employees in the financial statements, except under the employee stock purchase plan where compensation expense equals the excess of the fair market value of the shares over the exercise price on the grant date. Grants to non-employees under the plans are accounted for under FAS 123. There were no options granted to non-employees during the year ended June 30, 2000. For the 50,000 and 64,000 options granted to a non-employee in the years ended June 30, 1999 and 1998, $29,489 and $89,495, respectively, were recognized as compensation expense. Had compensation cost for all the stock-based compensation plans been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                     2000          1999          1998
    Net earnings (loss):
      As reported                 $ 160,354     $ 534,881     $(3,592,930)
      Pro forma                     (82,037)      404,382      (3,866,883)
    Earnings (loss) per share:
      As reported                      $.01          $.03           $(.22)
      Pro forma                          --           .02            (.24)

    Fixed Stock Option Plans - The Company has two fixed option plans under which it may grant options to key employees, officers, and directors to purchase common stock, with a maximum term of 10 years, at the market price on the date of grant. Options up to 1,200,000 shares may be granted under the 1990 plan and options up to 4,000,000 shares may be granted under the 1992 plan. These options typically have a six-month vesting period from the date of grant. The fair value under FAS 123 of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: dividend rate of 0% for all years; price volatility of 48.98%, 45.74%, and 40.91%; risk-free interest rates of 6.1%, 4.6%, and 5.7%; and expected lives of 5 years, 4 years, and 3 years, respectively.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.  STOCK-BASED COMPENSATION (CONTINUED)

    A summary of the status of the two fixed plans at June 30, 2000, 1999, and 1998 and changes during the years then ended is as follows:

                                 2000                  1999                 1998
                                     Weighted-             Weighted-            Weighted-
                            Number    Average    Number     Average    Number    Average
                              of      Exercise     of       Exercise     of      Exercise
                            Shares     Price     Shares      Price     Shares     Price
    Outstanding and
      exercisable at
      beginning of year   1,918,318   $5.1069   1,795,918   $5.4443   1,818,193   $5.6612
    Granted                 230,000    1.5833     180,000    1.7870     496,325    4.5781
    Exercised               (20,000)   1.6723          --        --     (14,000)   1.5000
    Expired or surrendered   (5,000)   5.6300     (57,600)   5.2500    (504,600)   5.4832

    Outstanding and
      exercisable at
      end of year         2,123,318    4.7563   1,918,318    5.1069   1,795,918    5.4443

    Weighted average
      fair value per
      option of options
      granted during the
      year                            $   .88               $   .72               $   .71


    The following table summarizes information about the outstanding options at June 30, 2000:

                                                 Weighted-    Weighted
                                                  Average      Average
                                    Number       Remaining     Exercise
Range of Exercise Prices          Outstanding       Life        Price

    $1.06 to $2.63                  501,000         8.2         $1.85
    $3.13 to $4.81                  442,200         5.0          3.56
    $5.13 to $5.63                  748,118         2.8          5.34
        $8.34                       432,000         3.7          8.34

                                  2,123,318

                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



9.  STOCK-BASED COMPENSATION (CONTINUED)

    The Company's 1990 and 1992 Stock Option Plans were approved for modification at the Company's November 1994 annual meeting of stockholders. The approved amendments provide that when optionees exercise their options and remit the exercise payment to the Company, they may be granted a one-time option to purchase a like quantity of Common Shares as those options exercised (Reload Options). The Reload Options shall have an exercise price equal to the closing sales price of the Company's Common Stock on the day in which the original options were exercised, and shall have an exercise period that extends to the later of one year from the date of grant of the Reload Option or the expiration date of the originally exercised option. Options subject to reload included in total outstanding options at June 30, 2000 totaled 1,512,000 shares. These have a weighted average exercise price of $4.902.

    Employee Stock Purchase Plan - In August, 1995 the Company adopted a compensatory Employee Stock Purchase Plan, effective for a three-year period, to provide employees of the Company with an incentive to remain with the Company and an opportunity to participate in the growth of the Company. The plan is administered by the Company's Board of Directors. Employees with one year of service are able to elect annually to purchase shares of the Company's common stock at a price equal to 50% of its lowest market value recorded between May 1 and August 1 of each calendar year. The aggregate number of shares that may be purchased under the plan shall not exceed 80,000 as adjusted for stock splits or stock dividends.

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



                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



9.  STOCK-BASED COMPENSATION (CONTINUED)

    The Company also adopted a stock purchase plan for certain key management personnel, which is similar to the above plan, except the aggregate number of shares available shall not exceed 250,000 and the employee is limited to 1,000 shares plus an additional 1,000 shares for each year of service. Vesting is the same as above except that any employee who is also an officer of the Company and who has achieved at least 10 continuous years of employment shall have the option to prepay any balance due for shares purchased under the plan. At that time, the Company will immediately transfer said shares to the employee. The amount of compensation measured for this key management employee plan is on the same measurement date as set forth above for the employee plan. Deferred compensation is recorded and charged to expense over the five-year vesting period except for those officers eligible to prepay. For those officers, the expense is recognized immediately upon the measurement date.

    Employees and key management personnel elected to purchase 67,100 shares with an exercise price per share of $1.59 through the stock purchase plan in 1999. There was no election in 2000 or 1998. The related deferred compensation recorded at June 30, 1999 totaled $23,351.

    Amortization of the deferred compensation recognized in the income statement was ($1,623), $45,681, and $46,204 for the periods ending June 30, 2000, 1999, and 1998, respectively. Forfeitures of shares in 2000 from employee terminations totaled 54,516 shares. The fair value under FAS 123 of each purchased share is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of five years, dividend rate of 0%, risk-free interest rates of 5.5% to 6.8%, and price volatility of 47% to 53%. The weighted average fair value per vested share granted would be $2.85 at June 30, 2000.

    In January 2000, the Company's board of directors resolved to terminate the Employee Stock Purchase Plan.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


10.  MAJOR CUSTOMERS

    Sales to individual customers of 10% or more of net sales and revenues are as follows:

                                                             Trade Accounts
                                                          Receivable Balance at
                Sales During the Year Ended June 30,            June 30,
    Customer       2000         1999         1998          2000        1999
       A       $   572,337  $14,127,657  $17,956,247  $       --   $   58,530
       B         7,623,696   16,434,233   15,255,183     757,366      612,850
       C        13,691,936    9,984,620    8,666,195     234,528      229,558
       D         7,256,603    9,196,843    5,633,279   1,063,815      884,916
       E        12,496,316           --       13,091     214,344           --

               $41,640,888  $49,743,353  $47,523,995  $2,270,053   $1,785,854

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


                                             For the Year Ended 2000
                                         Income       Shares       Per Share
                                       (numerator)  (denominator)   Amount
    Basic EPS:
      Income available to
        common stockholders           $  160,354      16,148,899   $   .01
      Effect of Dilutive Securities
        Stock Options                                     63,531

    Diluted EPS:
      Income available to
        common stockholders plus
        assumed conversions           $  160,354      16,212,430   $   .01


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



11. EARNINGS PER SHARE (CONTINUED)

    Options outstanding at June 30, 2000 to purchase 2,059,787 shares of common stock with a range of exercise prices from $2.19 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a 10-year period.

                                             For the Year Ended 2000
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

    Options outstanding at June 30, 1999 to purchase 1,902,778 shares of common stock with a range of exercise prices from $1.63 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a 10-year period.

                                             For the Year Ended 2000
                                         Income       Shares       Per Share
                                       (numerator)  (denominator)   Amount
    Basic EPS:
      Loss available to common
        stockholders                  $(3,592,930)    16,095,443   $  (.22)

    Diluted EPS:
      Loss income available to common
        stockholders plus assumed
        conversions                   $(3,592,930)    16,095,443   $  (.22)

    Options outstanding at June 30, 1998 to purchase 1,795,918 shares of common stock with a range of exercise prices from $2.37 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a 10-year period.


                                  (Continued)

                            HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


12.  ADDITIONAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                          2000          1999         1998
    Interest paid                      $1,548,528    $1,862,810   $1,656,796
    Income taxes paid                      30,000            --           --

    The Company had the following non-cash transactions:

                                          2000          1999         1998
    Purchase of plant and equipment
      in exchange for debt             $   26,085    $       --   $    5,000
    Increase in accrued compensation
      costs at implementation of
      employee stock purchase plan             --        23,351           --
    Decrease in deferred compensation
      from employee terminations           80,802         4,883       51,202
    Acceptance of receivable in exchange
      for sale of property, plant,
      and equipment                            --     1,000,000       28,275

13.  401(k) PLAN

    The Company has a 401(k) Plan whereby all employees who are over the age of 19 and have 60 days of continuous service are eligible to participate. Employees may contribute from 1% to 12% of their pay. The Company matches 100% of the first 3% of employee salary deferrals and 50% of the next 2% of employee salary deferrals. The Company contributions to the Plan for the years ended June 30, 2000, 1999, and 1998 were $187,169, $58,600, and $37,697, respectively.

Item 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10             DIRECTORS AND EXECUTIVE OFFICERS OF
                               THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance:

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied, except as follows: 1) David E. Dykstra failed to timely file one Form 3 and one Form 4, representing one transaction for the month of November, 1999. This transaction was an initial option award granted at the initiation of his employment with the company. 2) Daniel B. Allison, Gregory D. Heuer, Christopher G. Standlee, and Stephen W. Van Norden, each failed to timely file one Form 4 for the month of June, 2000. Each of these Form 4 reports reflected 4 transactions (6 transactions for Daniel B. Allison), all of which were scheduled option exercises under the Company's Employee Stock Purchase Plan. The Form 3 and 4 reports for David Dykstra were due December 10, 1999, and were filed February 10, 2000. The Form 4 reports for the remaining individuals were due July 10, 2000, and were filed July 12, 2000.

The balance of information relating to this item is hereby incorporated by reference from the "Directors and Executive Officers" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2000.

Item 11                     EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2000.


Item 12             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2000.


Item 13                 CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2000.

Part IV

Item 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS FILED ON FORM 8-K

(a) Documents Filed as a Part of This Report

(1) Financial Statements

Statements of Income - Years Ended
      June 30, 2000, 1999 and 1998

    Statements of Stockholders' Equity - Years Ended
      June 30, 2000, 1999 and 1998

    Balance Sheets - June 30, 2000 and 1999

    Statements of Cash Flows - Years Ended
      June 30, 2000, 1999 and 1998

    Notes to Financial Statements

    Independent Auditors' Report on Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

See Index to Exhibits attached hereto and incorporated by reference herein.

(b) Reports on Form 8-K

During the fourth quarter of the period covered by this report, these reports on Form 8-K have been filed.

April 17, 2000 Company announced fiscal 2000 third quarter earnings (Item 5 of Form 8-K).

May 25, 2000  Company announced pending sale of Portales, New
Mexico  (Item 5 of Form 8-K).


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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the _____th day of _________, 2000.

                         HIGH PLAINS CORPORATION

                         /s/Gary R. Smith
                         By: Gary R. Smith
                             President / Chief Executive Officer / Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                         TITLE                   DATE

                                  Chairman of the
                                  Board and
Donald D. Schroeder               Director

H.T. Ritchie                      Director

Daniel O. Skolness                Director

David C. Nesbitt                  Director

Gary R. Smith                     Director

                                  Vice President
                                  General Council
Christopher G. Standlee           Secretary

                                  Vice President
David E. Dykstra                  Sales and Marketing

                                  Vice President
Timothy W. Newkirk                Operations

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

10-16 Employment agreement dated March 12, 1999, between the Company and Roger Hill, for an initial period of three years, expiring April 30, 2002, (incorporated herein by reference to Exhibit 10-16 to the Company's Annual Report on Form 10-K, dated June 30,
      1999).

10-17 Agreement between the Company and Kolmar Petrochemicals Americas,
      Inc., for the sale of fuel grade ethanol for an initial period of one year, dated March 2, 1999, (incorporated herein by reference to Exhibit 10-17 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-18 Amendment to agreement between the Company and Kolmar
      Petrochemicals Americas, Inc., for the sale of fuel grade ethanol for an initial period of one year, dated March 10, 1999, (incorporated herein by reference to Exhibit 10-18 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-19 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for the sale of raw CO2 for an initial period of fifteen years and dated March 30, 1999, (incorporated herein by reference to Exhibit 10-19 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-20 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for the sale of CO2 Liquefaction Plant assets dated March 30, 1999, (incorporated herein by reference to Exhibit 10-20 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-21 Agreement between the Company and EPCO Carbon Dioxide Products,
      Inc., for lease of parcel located at the Company's Colwich, Kansas plant for an initial period of fifteen years and dated March 30, 1999, (incorporated herein by reference to Exhibit 10-21 to the Company's Annual Report on Form 10-K, dated June 30,
      1999).

10-22 Agreement between the Company and ICM, Inc., for sale of Dry
      Distillers Grain and Wet Distiller's Grain from Colwich, Kansas and York, Nebraska plants for an initial period of two years and dated March 29, 1999, (incorporated herein by reference to Exhibit 10-22 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-23 Agreement between the Company and Black Hole Enterprises, Ltd, an affiliated entity, for lease of Aztec Airplane for an initial period of three years and dated October 20, 1998, (incorporated herein by reference to Exhibit 10-23 to the Company's Annual Report on Form 10-K, dated June 30, 1999).

10-24 Agreement between the Company and Black Hole Enterprises, Ltd, an affiliated entity, terminating the lease of the Aztec Airplane, as of November 4, 1999, attached hereto as exhibit 10-24.

10-25 Agreement between the Company and Natural Chem Industries, LLC for the sale of the Company's Portales, New Mexico facility dated May 10, 2000, attached hereto as exhibit 10-25.

10-26 Lease dated April 7, 2000 between the Company and Center Towers
      L.C. for a 37month lease of office space, attached hereto as exhibit 10-26.

11-1 Statement on Computation of Per Share Earnings (Please see note 11 in the Financial Statements included herein).

23-1 Consent of Allen, Gibbs, and Houlik, L.C., independent certified public accountants.

27-1  Financial Data Schedule.

Exhibit 10-24


                      TERMINATION OF LEASE AGREEMENT

  This Termination of Lease Agreement is made this 4th day of November, 1999 by and between Black Hole Enterprises, Ltd. (Black Hole) and High Plains Corporation (High Plains).

  For good and valuable consideration, the parties agree as follows:

1. The lease agreement between the parties regarding the 1976 Aztec airplane is hereby terminated, effective on December 1, 1999. High Plains will have the benefit and use of the plane prior to termination, and will pay the normal monthly expenses and the currently scheduled maintenance on the de-icing system (props and windshield--approximately $3,000 total) and any other normal maintenance required during the month (none is anticipated). Black Hole will assume the risk of sale and engine overhaul as of lease termination. After termination of the lease of the plane, should High Plains wish to rent the plane, it will be rented at its normal hourly rate as set by Sabris Corporation.

2. High Plains shall have no further claims, rights or responsibilities with respect to the airplane, and Black
Hole shall have all responsibility for ownership, maintenance and care of the plane.

In witness whereof, the parties have executed this agreement as of this 4th day of November, 1999.


High Plains Corporation      Black Hole Enterprises, Ltd.


   /s/Gary R. Smith             /s/Christopher G. Standlee
By_______________________    By_______________________
Gary R. Smith, President      Christopher G. Standlee, President

Exhibit 10-25


                           ASSET PURCHASE AGREEMENT


  THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made effective as of May 10, 2000 between NATURAL CHEM INDUSTRIES, LLC/NEW MEXICO ("Buyer") and HIGH PLAINS CORPORATION ("Seller").

RECITALS

  A. Seller is the owner of certain assets located near Portales, New Mexico which are known as the High Plains Ethanol Plant (the "Portales Plant"). The Portales Plant includes all necessary machinery, equipment, utilities, systems, processes, employees and permits to process grain, such as milo, to produce approximately 14 million gallons per year of fuel-grade ethanol and approximately 45,000 tons per year (dry weight basis) of various animal feed products. The ongoing business and operations of Seller at the Portales Plant are referred to herein as the "Portales Business."

  B. Buyer desires to purchase the Portales Plant as a going concern from Seller and Seller desires to sell the Portales Plant on such basis to Buyer. After the Closing as provided in this Agreement, the Portales Plant and Portales Business shall be owned and operated by Buyer.

  In consideration of the foregoing and of the mutual promises, covenants, representations, warranties and agreements set forth below, and intending to be legally bound, Buyer and Seller agree to the following:

                                  ARTICLE I

                               THE TRANSACTION

  Section 1.1.  The Purchase Transaction.  On the Closing Date (as defined in
Section 13.1), unless otherwise provided herein, Seller shall sell to Buyer and Buyer shall purchase from Seller all of the assets of Seller (the "Portales Assets") used in the Portales Business, whether real, personal or mixed, and whether tangible or intangible located at the Portales Plant. The Portales Assets shall include, without limitation, those assets identified in the Schedule of Seller's Assets attached as Schedule 1.1 and the following assets (except as provided in Section 1.2):

      (i) Facilities. The parcels of land described in Part (i) of the Schedule of Seller's Assets (the "Land"), together with the buildings, structures, fixtures, systems, if any, and other improvements of every kind and nature erected, installed, located, situated or used on, in or under the Land (collectively, the "Improvements"), and together with any and all tenements, hereditaments and appurtenances belonging to the Land or any part of the Land or in any way appertaining or beneficial to the Land, all easements and covenants at any time existing or created for the benefit of the Land, and all other rights, liberties and privileges of whatsoever kind or character, and reversions, remainders, income, rents, issues and profits at any time contained in, belonging to, arising from or in any way appertaining or beneficial to the Land (collectively, the "Appurtenances"). Such Land, Improvements and Appurtenances are referred to in this Agreement collectively as the "Facilities" or "Portales Plant" and are more specifically described in Parts (i) and (vii) of the Schedule of Seller's Assets;

      (ii) Inventory. All of Seller's right, title and interest in and to Seller's inventories ("Seller's Inventory") used by or in conjunction with or related to or arising out of or manufactured by the Portales Business including:

        (a) Seller's inventory of grain, work-in-process and feed products including, but not limited to, distillers dried grain (DDG) with solubles; DDG, thin stillage, thick stillage, wet cake, whole stillage, and any mixture of such feed products (such feed products collectively referred to herein as the "Portales Feed Products");

        (b) Seller's inventory of undenatured ethanol, denaturant and fuel-grade ethanol that has not been removed by Seller from the Facilities within ten (10) days after the Closing;

        (c) Seller's inventory of chemicals and enzymes including, but not limited to, alpha amylase, glucoamylase, yeast and fermentation nutrients;

        (d)  Seller's inventories shall include, but are not limited to:

          (1) all fuel-grade ethanol loaded into rail cars, trucks or other modes of transportation which has not been removed from the Facilities within ten (10) days after the Closing Date; and

          (2) all feed products loaded into rail cars, trucks or other modes of transportation which have not been moved from the Facilities at the Closing Date; and

        (e) Seller's inventories shall be deemed to exclude all of Seller's fuel-grade ethanol or feed products which are in transit, outside the Facilities, at the Closing Date.

      (iii) Equipment and General Intangibles. To the extent transferable or assignable by Seller, all of Seller's right, title and interest in and to:

        (a) the leases, subleases, contracts (excluding ethanol sales contracts but including, without limitation, purchase orders and sales orders), deeds, agreements, franchises, trade secrets, technology and know-how agreements, licenses, permits, easements and rights of way, approvals and authorizations which are appurtenant to the Portales Assets or used in or intended for use in the operation of the Portales Assets and the conduct of the Portales Business, but only insofar as Seller has right to assign the same to Buyer;

        (b) insofar as such items are located at, belong to or are a part of the Portales Plant, all manufacturing equipment, process control instruments, test instruments, laboratory, research and development equipment, spare and other replacement parts relating to or used by, for or in connection with any and all property, plant, machinery and equipment, tools, supplies and office equipment and furniture used in connection with or held incident to the ownership, operation or use of the Portales Assets and the conduct of the Portales Business;

        (c) insofar as such items are located at, belong to or are a part of the Portales Plant, the process, product and equipment licenses, permits, computer software and systems, and patents, patent applications and trademarks, if any, which relate to the Portales Assets and the operations of the Portales Business by Seller;

        (d) to the extent the following items are in the possession or control of Seller, engineering drawings, specifications and other information, whether in printed or electronic format, including general engineering design, process flow diagrams, site plans, controls, electrical and instruments, operating and maintenance requirements, heat and material balances, utilities, structural, geotechnical studies, topographical drawings and other similar information relating to the original design of the Portales Plant by Howe-Baker Engineers, Tyler, Texas, and any subsequent modifications or improvements to the Portales Plant by Seller or prior owners; and

        (e) all other contracts, agreements and instruments, except those expressly excluded pursuant to Section 1.2, primarily relating to, or otherwise material to the conduct of, the Portales Business, including but not limited to, shop rights, confidentiality and trade secret agreements with employees and former employees of the Portales Business.

      (iv)  Accounts Receivable.  None;

      (v) Refundable Deposits. As listed in Exhibit B to Schedule 1.1, to be attached hereto within ten (10) days after the execution of this Agreement;

      (vi) After-Acquired Assets. All of the assets, whether real, personal or mixed, and whether tangible or intangible, acquired by Seller in the ordinary course of the Portales Business between the date of this Agreement and the Closing Date and owned by Seller on the Closing Date ("After Acquired Assets"), other than assets specifically excluded from the sale and purchase contemplated by this Agreement under Section 1.2. A true and complete list of the After Acquired Assets shall be set forth on the Seller's After Acquired Assets Closing Schedule, a copy of which is attached in blank hereto as Schedule 1.1(vi), to be delivered by Seller to Buyer at Closing; and

      (vii) Rights of Action. Seller's right, title and interest in and to any and all causes of action, suits, claims and other rights for damages or other legal or equitable remedies against, involving or related to all persons, firms, corporations, partnerships or other entities which provided materials, labor and/or other services to Seller in connection with the Portales Assets or Portales Business, but specifically excluding any accounts receivable or rights or claims relating thereto.

  Section 1.2. Excluded Assets. The following assets, as well as those assets listed on the Schedule of Excluded Assets attached as Schedule 1.2 are specifically excluded from the assets sold to Buyer pursuant to this Agreement (the "Excluded Assets"):

      (i) Books and records that Seller is required to retain pursuant to any statute, rule, regulation or ordinance, provided that Seller permits Buyer access to such books and records as provided in Section 7.1.2;

      (ii) General books of account and books of original entry that comprise Seller's permanent accounting or tax records, provided that Seller permits Buyer access to such books as provided in Section 7.1.2;

      (iii)  All Accounts Receivable records for feed product customers;

      (iv)  The equipment described in Schedule 1.2;

      (v)  The inventory described in Schedule 1.2;

      (vi)  All accounts owing by and among the Seller and its Affiliates;

      (vii) All assets located at the Facilities that are owned by third parties and listed in Schedule 1.2;

      (viii) All cash, cash equivalents and marketable securities of the Portales Business existing at Closing;

      (ix) Any refund of taxes or claim for refund of taxes, of any kind relating to any period prior to the Closing Date and any deferred tax assets of Seller;

      (x)  Any personal property owned by Seller's employees; and

      (xi) Any property of any kind which is not located at the Portales Plant, except for property that has been used at the Portales Plant and which is temporarily off-site for repair or maintenance purposes as of the Closing Date

                                 ARTICLE II
                            PURCHASE OBLIGATIONS

  Section 2.1. Purchase Obligation. The purchase obligation incurred by Buyer to Seller in exchange for the Portales Assets and Portales Business shall include:

    2.1.1 Fixed Assets Purchase Price. Three million dollars ($3,000,000) to be paid to Seller on the Closing Date (the "Fixed Assets Purchase Price"). If the closing occurs after June 30, 2000 but on or before July 31, 2000, the Fixed Assets Purchase Price shall be Three Million One Hundred Thousand Dollars ($3,100,000). The Fixed Assets Purchase Price shall include all of the Portales Assets identified in Section 1.1, including machinery, equipment and general intangibles, which are not expressly included in any other provision of this Section 2.1.

    2.1.2. No Accounts Receivable Purchase. Buyer is not acquiring any accounts receivable from Seller.

    2.1.3. Inventory Purchase Price. Buyer shall, within five (5) business days after Buyer's receipt of the Certification of Inventory Price determined pursuant to Section 3.1.2, pay the inventory purchase price (the "Inventory Purchase Price") in accordance with Section 2.3.3(ii).

    2.1.4. Total Purchase Price. The Fixed Assets Purchase Price and the Inventory Purchase Price are collectively referred to in this Asset Purchase Agreement as the "Purchase Price" or "Total Purchase Price."

    2.1.5. Earnest Money Deposit. Within three (3) days following the execution of this Agreement, Buyer shall deliver to Seller an earnest money deposit (the "Earnest Deposit') in the amount of One Hundred Thousand Dollars ($100,000). Seller shall, if the transactions contemplated by this Agreement are not concluded as a result of Buyer's breach of this Agreement, or for any reason other than Seller's breach of this Agreement, retain the Earnest Deposit. If Buyer breaches this Agreement by failing to timely close its purchase of the Portales Plant or otherwise, Seller's retention of the Earnest Deposit shall be deemed to be payment of Seller's liquidated damages arising from such breach and Seller shall have no other claim, cause of action, right or remedy against Buyer for breach of this Agreement.

  Section 2.2. No Accounts Receivable Purchase Price. Buyer is not purchasing any accounts receivable from Seller. No part of the Purchase Price relates to accounts receivable held by Seller at the Closing Date as a result of its operation of the Portales Business, including accounts receivable from customers of the Portales Feed Products to which Buyer will supply such products after the Closing.

  Section 2.3. Payment of The Purchase Price. The Purchase Price shall be payable as follows:

    2.3.1. Fixed Assets Purchase Price. On the Closing Date, Buyer shall pay to Seller the Fixed Asset Purchase Price, minus the Earnest Deposit, by wire transfer as provided in Section 2.3.3 (i).

    2.3.2. Inventory Purchase Price. On the Closing Date, or as soon thereafter as Seller has presented required documents pursuant to Section
2.3.3. (ii)(a) and (b), Buyer shall pay to Seller the Inventory Purchase Price by wire transfer or letter of credit as provided in Section 2.3.3.(ii).

    2.3.3.  Payment Method.

      (i) Payment Of Purchase Price The Fixed Assets Purchase Price, minus the Earnest Deposit, shall be paid on the Closing Date in cash by wire transfer of immediately available funds to the account designated by Seller in writing at least two (2) business days prior to the Closing Date.

      (ii)  Payment Of Inventory Purchase Price.

        (a) Payment By Wire Transfer. Buyer shall pay the Inventory Purchase Price when due in cash by wire transfer of immediately available funds to the account designated by Seller in writing at least two (2) business days prior to the Closing Date. Payment of the Inventory Purchase Price requires Seller's presentation to Buyer, at Closing or as soon thereafter as practicable, of the following documents: (i) Seller's payment request; (ii) an original, or duplicate original, of the Inventory Certificate issued by an independent inventory inspector (the "Inventory Inspector") in accordance with Section 3.7; and (iii) Seller's Certification of Inventory Price issued in accordance with Section 3.1.2.

        (b) Optional Payment By Letter of Credit. In lieu of payment by wire transfer as herein provided, Seller may require Buyer to post, at least five (5) days prior to the Closing Date, an irrevocable commercial letter of credit as the method of payment of the Inventory Purchase Price. In such case payment of the Inventory Purchase Price under the letter of credit shall be due three (3) days from presentation by Seller, or Seller's collecting bank, at the counters of the issuing bank of the following documents: (i) Seller's payment draft; (ii) an original, or duplicate original, of the Inventory Certificate issued by the Inventory Inspector in accordance with
Section 3.7; and (iii) Seller's Certification of Inventory Price issued in accordance with Section 3.1.2.

  Section 2.4. Allocation of Purchase Price. The Purchase Price shall be allocated among the Portales Assets and Portales Business as set forth on the Purchase Price Allocation Closing Schedule, attached in blank as Schedule 2.4, which Buyer shall deliver to Seller no later than twenty (20) days prior to Closing. Seller shall have five (5) days in which to give notice of objection to Buyer's allocation. If no notice of objection is given, the allocation set forth in Buyer's Purchase Price Allocation Schedule shall be used by Buyer and Seller for purposes of tax accounting and reporting their respective tax obligations. If Seller does object, Buyer may use Seller's book value as the price allocation for any specific asset, to the extent such book value does not exceed the Purchase Price.

                                 ARTICLE III
                                  INVENTORY

  Section 3.1.  Buyer's Inventory Purchase; Calculation Of Inventory Price.

    3.1.1. Buyer's Inventory Purchase. Buyer shall purchase Seller's inventories on hand at the Portales Plant on the Closing Date in accordance with the terms of this Article III.

    3.1.2.  Calculation Of Inventory Price; Inventory Valuation.

      (i) Inventory Price Calculation. The aggregate purchase price to be paid by Buyer for Seller's Inventory, as defined in Section 1.1.(ii), on hand as of the Closing Date shall be calculated by multiplying the quantities of the various goods comprising the inventories, as set forth on the Inventory Certificate issued by the Inventory Inspector pursuant to Section 3.7, by the price for each bushel, CWT, ton, gallon or other unit measure of such inventories determined pursuant to this Article III. The number of bushels, CWT's, tons, gallons or other units, the price per bushel, CWT, ton, gallon or other units and the aggregate price for all inventories shall be noted in Seller's Certification of Inventory Price, a form of which is attached in blank as Certificate 3.1.2. Seller's Certification of Inventory Price shall be delivered to Buyer at Closing or as soon thereafter as practicable but not later than five (5) days after Closing unless extended by mutual agreement of the parties.

      (ii) Inventory Valuation Basis. All of Seller's Inventory, and all Inventories acquired after the date hereof and before the Closing Date, are reflected at book value determined on a first-in, first-out cost basis.

  Section 3.2. Ethanol and Denaturant Not Removed Within Ten Days After Closing. Seller plans to retain title to all ethanol and denaturant located on-site at the Portales Plant as of the Closing Date. However, Buyer shall purchase Seller's inventory of undenatured ethanol, denaturant and fuel-grade ethanol that has not been removed by Seller from the Portales Plant within ten (10) days after the Closing. The per gallon purchase price to be paid to Seller shall be ninety cents ($0.90) for each gallon of ethanol or fuel-grade ethanol and Seller's actual cost for each gallon of denaturant. Gallons shall be determined on a temperature corrected basis at 60_ F.

  Section 3.3. Distillers Dried Grain and Other Portales Feed Products. Buyer shall purchase Seller's entire inventory of the Portales Feed Products for cash at a price equal to eighty-five percent (85%) of the contract price, per applicable unit measure, at which Seller has sold each of the Portales Feed Products. The contract price used for each of the Portales Feed Products shall be the price that is applicable to sales made of such product during the five (5) day period ending five (5) days prior to the Closing Date. The price for any of the Portales Feed Products in Seller's Inventory that are not under contract by Seller as of the Closing Date shall be determined by multiplying the total units of such products by eighty-five percent (85%) of the average price at which Seller sold each unit of such product on a "spot" basis during the five (5) day period ending five (5) days prior to the Closing Date.

  Section 3.4. Grain. Buyer shall purchase Seller's entire grain inventory for cash at a price equal to eighty-five percent (85%) of the bushel or CWT price for "No. 2 Yellow grain sorghum" for the "Portales Area" as set forth in the Eastern New Mexico Grain report issued by the USDA's New Mexico office for the nearest Tuesday that is at least five (5) days before the Closing Date. If a range of prices is reported, the grain purchase price shall be the average of the high and low prices per bushel or CWT.

  Section 3.5. Work-in-Process. The number of bushels or CWT of grain that constitute Seller's work-in-process at the Closing Date shall be determined in accordance with Seller's ordinary accounting procedures. Buyer shall purchase the number of bushels or CWT of grain constituting the work-in-process for cash at a price equal to the per bushel or CWT price for Seller's inventory of grain determined in accordance with Section 3.4.

  Section 3.6. Chemicals, Denaturant and Other Goods. Buyer shall purchase Seller's entire inventory of chemicals, denaturant, yeast, enzymes, and other items of inventory, not otherwise expressly provided for herein, for an amount equal to eighty-five percent (85%) of Seller's actual cost for such items. The cost of such items shall be determined in accordance with Seller's ordinary accounting procedures.

  Section 3.7. Inventory Certificates. The number of bushels, CWT, gallons, bushel equivalents or other units of goods comprising Seller's Inventory, as defined in Section 1.1.(ii), on hand as of the Closing Date shall be set forth in an Inventory Certificate (the "Inventory Certificate") to be issued by the Inventory Inspector and approved by Seller and Buyer on or before the Closing Date. Buyer and Seller shall have one (1) business day to make written objection to any information contained in the Inventory Certificate. Such objection shall be given by telefax or hand-delivery to the Inventory Inspector with a copy to the other party. If no objection is timely made, the information contained in the Inventory Certificate shall be conclusively deemed accurate. Buyer shall bear the cost of the Inventory Inspector. Seller and Buyer shall fully cooperate with the Independent Inspector and shall use their best efforts to cause the Independent Inspector to issue its Inventory Certificate as of the Closing Date, or as soon thereafter as is practicable.

  Section 3.8. Taking Of Inventory and Adjustments. During the three (3) calendar days immediately prior to the Closing Date, the Inventory Inspector will conduct a physical inventory of (i) Seller's Inventory and (ii) the Fixed Assets located at the Portales Plant. Seller and Buyer shall observe the taking of the physical inventory. The Inventory Inspector shall prepare a closing inventory schedule (the "Closing Inventory Schedule") and a fixed assets schedule (the "Closing Fixed Assets Schedule") which shall provide the basis for the Inventory Certificates to be issued required under Section 3.7. If the assets listed on the Closing Fixed Assets Schedule differs from the assets listed on the Schedule of Seller's Assets (Schedule 1.1), an adjustment will be made to the Purchase Price based on the fair market value of the item in question. Buyer acknowledges that the Portales Plant Manager's vehicle is not part of the Portales Assets to be sold to Buyer. If fixed assets have been acquired by Seller between the date of this Agreement and the Closing, the value of such fixed assets shall be added to the Purchase Price, provided Buyer has consented to the purchase of any asset in excess of $10,000.

                                 ARTICLE IV
                  ASSUMPTION OF CERTAIN LIABILITIES OF SELLER;
                BULK SALES AND PAYMENT OF POST CLOSING INVOICES

  Section 4.1  Assumption Of Certain Of Seller's Liabilities

    4.1.1. Buyer's Assumption Of Liabilities. At Closing, Buyer shall assume Seller's debts, liabilities and obligations, listed below or on Seller's Schedule Of Liabilities Assumed attached as Schedule 4.1.1., which have arisen in the ordinary course of Seller's operation of the Portales Business as follows:

      (i) for the payment of grain, enzymes, yeast, denaturant and other goods essential to the operation of the Portales Business which have been ordered by Seller pursuant to purchase orders issued prior to the Closing Date, which have not been delivered to the Portales Plant or paid for by Seller as of the Closing Date and which are to be delivered within ninety
(90) days of the Closing Date; and

      (ii) under sales contracts between Seller and third parties for the supply of the Portales Feed Products to be delivered within six (6) months of the Closing Date.

    4.1.2. Limited Assumption By Buyer. Except as otherwise expressly provided in this Agreement, Buyer is not, and has no intention of acquiring, discharging, assuming or becoming responsible for the performance or payment of any debts, liabilities or obligations of Seller that were incurred in connection with its ownership or operation of the Portales Assets or the Portales Business.

    4.1.3. Notice To Third Parties. At least fifteen (15) days prior to the Closing Date, Buyer shall give notice to each third party listed on Seller's Schedule Of Liabilities Assumed of the contemplated sale of the Portales Assets and Portales Business to Buyer and that, effective as of the Closing Date, Buyer shall assume Seller's liabilities and obligations under the agreement between Seller and such third party. Seller shall provide a copy of each such notice to Buyer within three (3) days after issuance. If, prior to the Closing, any such third party objects to Seller's transfer of its obligations and liabilities, Buyer shall not be deemed to have assumed Seller's liabilities and obligations to such third party.

  Section 4.2 Bulk Sales Laws. Buyer hereby waives compliance by Seller with the applicable bulk sales law, if any, of any state; provided, however, that Seller expressly agrees to indemnify and hold Buyer harmless from any and all costs, expenses, liabilities, damages, claims, actions, suits or proceedings incurred in connection with the noncompliance by Seller with any such bulk sales law. Five (5) days prior to Closing, Seller shall provide to Buyer Seller's Schedule Of Major Suppliers and Customers, Schedule 4.2, excluding Seller's ethanol customers. Officers of Seller and Buyer shall thereafter make personal calls upon, or mail announcements to, each person on such list to identify the status of each of Seller and Buyer resulting from the transaction contemplated hereby and the continued employment by Buyer of certain of Seller's key officers and employees.

  Section 4.3. Post Closing Invoices. To the extent Seller receives, post Closing, any bills or invoices for any items relating to both pre-closing and post-closing periods, Seller shall promptly, and in any event within five (5) days, send such bill or invoice to Buyer, together with a check payable to Buyer for all amounts owed by Seller thereunder for periods prior to the Closing Date. If necessary to avoid incurring interest, penalties and/or late charges, Seller shall pay all amounts shown to be due on any bills or invoices received by Seller relating to both pre-closing and post-closing periods, and Seller shall invoice Buyer for all amounts owed by Buyer thereunder for periods following the Closing. Any payments due from Buyer under this Section shall be made within fifteen (15) days of the final determination thereof on an item-by-item basis.

                                 ARTICLE V
                  REPRESENTATIONS AND WARRANTIES OF SELLER

  Seller hereby represents and warrants to Buyer as follows:

  Section 5.1. Organization and Good Standing. Seller is a corporation existing and in good legal standing under the laws of the State of Kansas, that it has full power and authority to carry on the Portales Business as it is now being conducted and to own and operate the Portales Assets now owned and operated by it; (ii) that it is duly qualified to do business and is in good standing in each and every jurisdiction where the failure to qualify or to be in good standing would have a material adverse effect upon Seller's ability to consummate the transactions contemplated by this Agreement.

  Section 5.2. Power and Authority. Seller has full power and authority to execute, deliver and perform this Agreement and to transfer the Portales Assets and Portales Business to Buyer. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of Seller, and require no further authorization or consent of Seller. This Agreement is a valid and binding obligation of Seller, enforceable in accordance with its terms.

  Section 5.3. Validity of Contemplated Transactions. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby do not and will not (i) contravene any provision of the Articles of Incorporation or Bylaws of Seller; or (ii) to the best knowledge of Seller, subject any property or asset of Seller to any indenture, mortgage, contract, commitment or agreement, other than as disclosed in this Agreement.

  Section 5.4.  Taxes; Title; Condition of Portales Assets.

    5.4.1  Taxes.

      (i) Timely Filing Of Tax Returns. Except as disclosed on Seller's Schedule Of Tax Matters, attached hereto as Schedule 5.4, Seller has (i) timely filed all tax returns required to be filed in connection with, relating to, or arising out of, the Portales Business; (ii) timely paid in full all taxes shown to have become due pursuant to such tax returns; and
(iii) paid all other taxes for which a notice of assessment or demand for payment has been received. Except as disclosed on Schedule 5.4 hereto, (a) all tax returns have been prepared in accordance with all applicable laws and requirements and accurately reflect the taxable income (or other measure of tax base) of Seller; and (b) all taxes that Seller is required by law to withhold or collect have been duly withheld or collected and have been timely paid over to the appropriate tax authority. None of the Portales Assets is subject to a lien for taxes and there are no proposed assessments or adjustments to taxes that could result in any of the Portales Assets being subject to a lien.

      (ii)  No Safe Harbor Lease Applicability.  None of the Portales Assets
(i) is property that is required to be treated as owned by another person pursuant to the "Safe Harbor Lease" provisions of former Section 168(f)(8) of the Internal Revenue Code (the "Code"); (ii) is "tax exempt use property" within the meaning of Section 168(h) of the Code or (iii) directly or indirectly secures any debt the interest on which is tax-exempt under Section 103(a) of the Code.

      (iii) Taxing Jurisdictions. Schedule 5.4.1 lists each jurisdiction in which the Seller has filed income, sales and use, Alcohol Fuel Plant production, employment or property federal. tax returns or information returns with respect to the Portales Business or the Portales Assets during the last year.

    5.4.2 Title To Portales Assets. Seller has good, valid and marketable title to, or valid and subsisting leasehold interests in, all of the Portales Assets and the Portales Business, none of the Portales Assets or the Portales Business is owned jointly with any other person, including Affiliates of Seller, and none of the Portales Assets or Portales Business is subject to any lien, except as disclosed Seller's Schedule Of Liens, attached as
Schedule 5.4.2, all of which scheduled items (except as specifically noted in Schedule 5.4.2) shall be removed on or prior to Closing. At Buyer's option, and provided required third party approvals or consents are obtained, Buyer may elect to take title to any of such scheduled items subject to the disclosed lien.

    5.4.3 Portales Plant's Recent Production Rate and Yield. The Portales Assets and Facilities, for the three (3) month period ending April 30, 2000, have been in sufficiently good repair and condition to permit Seller to produce fuel-grade ethanol at an annualized rate of approximately fourteen million (14,000,000) gallons (plus/minus 15%) with a yield of approximately
2.6 gallons of ethanol per bushel of grain (raw material). During this period, Seller has maintained daily operating logs for its production of fuel-grade ethanol and Portales Feed Products. Seller's Daily Operating Logs, incorporated herein by reference with an exemplar attached as Schedule 5.4.3, provide accurate information for Seller's production of fuel-grade ethanol and Portales Feed Products for the indicated period ending April 30, 2000. During this period, Seller's fuel-grade ethanol and Portales Feed Products have met industry and customer specifications. Seller has no knowledge of any material expenditures, greater than $50,000, required to maintain the Portales Assets and Facilities in good operating condition and repair prior to the Closing, with production rates consistent with the rates during the indicated period ending April 30, 2000.

    5.4.4. No Nonconforming Use. Seller has no knowledge and no reason to believe that the present use of property, plant or equipment included in the Portales Assets is dependent on any nonconforming use or other permit not presently held by Seller for the operation of the Portales Assets and Portales Business. Any such nonconforming use shall be corrected and any necessary permit or permit amendment shall be obtained prior to the Closing.

  Section 5.5.  Environmental Matters and Indemnification.

    5.5.1. Environmental Matters. In connection with Seller's ownership and control of the Portales Assets and Portales Business, and except as set forth in Seller's Schedule Of Environmental Matters, to be attached hereto as
Schedule 5.5 within ten (10) days after the execution of this Agreement subject to Buyers approval of such Schedule 5.5:

      (a)  Seller:

        (i) has obtained all permits, licenses, variances, exemptions, consents, certificates, orders, approvals, registrations or authorizations which are required to be obtained under all applicable federal, state or local laws or any regulation, code, plan, order, decree, judgment, notice or demand letter issued, entered, promulgated or approved thereunder relating to pollution or protection of the environment ("Environmental Laws"), including laws relating to emissions, discharges, releases or threatened releases ("Release(s)") (as that term is defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") of pollutants, contaminants, or hazardous or toxic materials or wastes including petroleum (collectively, "Hazardous Substances") into ambient air, surface water, ground water, or land or otherwise relating to the manufacture, processing, distribution, use, operation, recycling, treatment, storage, disposal, transport, or handling ("Management") of Hazardous Substances by Seller or its agents ("Approvals"); all such Approvals are in full force and effect; all such Approvals are listed in Seller's Schedule Of Environmental Matters (Schedule 5.5): and Seller has made or will make before Closing timely application for renewals, assignments or replacements of all such Approvals for which Environmental Laws require that applications must be filed on or before Closing to maintain the Approvals in full force and effect;

        (ii) is in compliance with all other terms and conditions of such required Approvals, and also is in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in applicable Environmental Laws;

        (iii) as of the date hereof, is not aware of nor has received any notice, citation, summons, order, penalty assessment for, nor, to the knowledge of Seller, is any pending for any past or present violations of Environmental Laws or any event, condition, circumstance, activity, practice, incident, action or plan which is reasonably likely to interfere with or prevent continued compliance with or which would give rise to any common law or statutory liability, or otherwise form the basis of any claim, action, suit or proceeding, against Seller based on or resulting from the Management, presence, discharge or Release into the environment, of any Hazardous Substances; and

        (iv) has taken all actions necessary under applicable Environmental Laws to register any products or materials required to be registered by Seller, as applicable (or any of its agents), thereunder.
      (b) Upon request by Buyer, and to the extent assignable by Seller, Seller will prepare and file all applications for the transfer of all Environmental Permits prior to Closing. Buyer will prepare and file all other applications with the consent of Seller where necessary, which consent will not be unreasonably withheld.

      (c) Neither Seller nor any of its Affiliates has received any request for information, notice of claim, demand or notification that it or they are or may be potentially responsible with respect to any investigation or clean-up of any threatened or actual Release of any Hazardous Substance in connection with their ownership, operation or control of the Portales Assets or Portales Business.

      (d) Neither Seller nor any of its Affiliates has used, generated, treated, stored for more than ninety (90) days, recycled or disposed of any Hazardous Substances on any property now or previously owned, operated or leased by Seller or any of its Affiliates included in the Portales Assets or Portales Business nor has anyone else treated, stored for more than ninety
(90) days, recycled or disposed of any Hazardous Substance on any property now, or to Seller's knowledge, previously owned, operated or leased by Seller or any of its Affiliates.

      (e) No polychlorinated biphenyls or asbestos-containing materials are or have been present at any property now or previously owned, operated, or leased by Seller or any of its Affiliates, nor are there any underground storage tanks, active or abandoned, at any property now or, to Seller's knowledge, previously owned by Seller or any of its Affiliates included in the Portales Assets or Portales Business.

      (f) No Hazardous Substances generated by Seller or any of its Affiliates has been recycled, treated, stored, disposed of or transported by any entity other than those listed in Seller's Schedule Of Environmental Matters, (Schedule 5.5).

      (g) No Hazardous Substance managed by Seller or any of its Affiliates has come to be located at any site, whether on the real property included in the Portales Assets or not, which is listed or proposed for listing under CERCLA, the CERCLA Information System ("CERCLIS") or on any similar state list, or which is the subject of federal, state or local enforcement actions or other investigations which may lead to claims against Seller or Buyer for clean-up costs, remedial work, damages to natural resources or for personal injury claims, including, but not limited to, claims under CERCLA.

      (h) No Hazardous Substance has been Released at, on, about or under any property now or formerly owned, operated or leased by Seller or any of its Affiliates and included in the Portales Assets.

      (i) No oral or written notification of a Release or threat of Release of a Hazardous Substance has been filed by or on behalf of Seller or any of its Affiliates or in relation to any property now or previously owned, operated or leased by Seller or any of its Affiliates and included in the Portales Assets. No such property is listed or proposed for listing on the National Priority List promulgated pursuant to CERCLA, on CERCLIS or on any similar state list of sites requiring investigation or clean-up.

      (j) There are no environmental liens on any properties owned or leased by Seller or any of its Affiliates and included in the Portales Assets and no government actions have been taken or are in process or pending which could subject any of such properties to such liens. No deed or other instrument of conveyance of real property to Seller or any of its Affiliates with respect to real property owned, operated or leased by Seller or an Affiliate of Seller contains a notice or restriction relating to the actual or suspected presence of Hazardous Substances.

      (k) Seller knows of no facts or circumstances related to environmental matters concerning real property owned, operated or leased by such Seller or any business conducted by it that could reasonably be expected to lead to any future environmental claims against the Portales Assets, the Portales Business or Buyer under current law.

      (l) There have been no environmental inspections, investigations, studies, audits, tests, reviews or other analyses conducted in relation to any property or business now or previously owned, operated, or leased by Seller or any of its Affiliates, and included within the Portales Assets and Portales Business, which have not been provided to Buyer prior to the date hereof.

      (m) The term "Hazardous Substance" as used in this Agreement means any hazardous waste, as defined by 42 U.S.C. 6903(5), any hazardous substances as defined by 42 U.S.C. 9601(14), any pollutant or contaminant as defined in 42 U.S.C. 9601(33) or any toxic substance or hazardous materials or other chemicals or substances regulated by any of the Resource Conservation and Recovery Act, CERCLA, the Superfund Amendments and Reauthorization Act of 1986, the Federal Clean Water Act, the Federal Clean Air Act, the Toxic Substances Control Act, or any applicable federal, state, or local statute, regulation, ordinance, order or decree relating to health, safety, waste transportation or disposal, or the environment.


      (n) The term "Release" as used in this Agreement means any spill, leak, discharge, disposal, pumping, pouring, emitting, emptying, injecting, abandoning, leaching, dumping or allowing to escape of any Hazardous Substance.

    5.5.2  Environmental Indemnification.  In addition to the foregoing:

      (a) Seller shall indemnify, defend and hold Buyer and its respective officers, directors and other Affiliates harmless from and against, and reimburse Buyer with respect to, any and all losses, claims, demands, liabilities, obligations, causes of action, damages, costs, expenses, fines or penalties (including without limitation attorneys' fees and other defense costs) (hereafter "Claims") asserted against or incurred by Buyer arising out of or resulting from disclosed or undisclosed environmental conditions in relation to the Portales Assets or Portales Business first existing or arising prior to the Closing, including without limitation, the presence of Hazardous Substances at, on, in or under any Facility included in the Portales Assets or Portales Business or the Release or threat of Release of Hazardous Substances at any such Facility or in relation to the Portales Business whether into any structure or into the air, soil, ground or surface waters on or off-site or arising from the off-site transportation, storage, treatment, recycling or disposal of Hazardous Substances generated by Seller at any Facility included in the Portales Assets or in relation to the Portales Business or for violation of any Environmental Law ("Pre-Closing Environmental Condition").

      (b) Seller shall respond on Buyer's behalf and defend such Claims or, at Buyer's election, shall pay the costs of Buyer's response and defense.

      (c) Seller shall not be obligated to indemnify Buyer under this provision to the extent Seller can prove that the Claims were based on environmental conditions first occurring at the Portales Plant as a result of the activities of Buyer subsequent to the Closing hereunder ("Post-Closing Environmental Claims").

      (d) Seller hereby waives and releases Buyer from any and all Claims, known or unknown, foreseen and unforeseen, which exist or may arise in the future under Environmental Laws, including CERCLA or any other statutes now or hereafter in effect in relation to Pre-Closing Environmental Conditions.

      (e) Buyer shall indemnify, defend, and hold Seller harmless from and against and reimburse Seller with respect to any Post-Closing Environmental Claims and hereby waives and releases Seller from any and all Claims, known or unknown, foreseen and unforeseen, which exist or may arise in the future under Environmental Laws, including CERCLA or any other statutes now or hereafter in effect related to Post-Closing Environmental Conditions.


    5.5.3 Environmental Indemnification Deductible. Seller shall not be obligated to indemnify Buyer pursuant to this Section 5.5 for any damages resulting from any breaches of representations and warranties in this Agreement (which breaches and resulting damages shall be determined, solely for the purposes of this Section 5.5 as though any materiality or knowledge limitations in such representations and warranties did not exist), unless the aggregate of all such damages incurred by Buyer exceeds Ten Thousand Dollars ($10,000) (the "Threshold"), in which event Seller shall be liable for all damages in excess of the Threshold claimed by the respective parties.

  Section 5.6. Financial Statements. The books of account and related records of Seller fairly reflect in reasonable detail its assets, liabilities, and transactions. Included in Seller's Schedule of Financial Statements, attached hereto as Schedule 5.6, is a copy of the following financial statement(s) (the "Financial Statements"): (a) Seller's income statement for Seller's operation of the Portales Business for the period from July 1, 1999 through March 31, 2000 and (b) other Financial Statements regarding Seller's operation of the Portales Business that may be requested by Buyer at any time prior to Closing including balance sheets, cash flow statements, statements of operations. The Financial Statements: (i) are correct and complete and in accordance with the books and records of Seller;
(ii) fairly present the financial condition, assets and liabilities of Seller for the Portales Business as of their respective dates and the results of Seller's operation of the Portales Business for the periods covered thereby, and (iii) except as set forth in Schedule 5.6, have been prepared in accordance with GAAP.

  Section 5.7. Absence of Undisclosed Liabilities. To the best of Seller's knowledge, Seller has no liabilities or obligations affecting the Portales Assets or the Portales Business, except as specifically disclosed on the Seller's Liabilities Schedule, attached as Schedule 5.7, which Schedule shall be updated and delivered by Seller to Buyer at Closing pursuant to Section
8.2.3  to reflect those liabilities or obligations existing as of the Closing
Date.

  Sections 5.8.  Contracts.

    5.8.1. Existence of Contracts. Except as to such contracts specifically listed on Seller's Contract Schedule, to be attached hereto as Schedule 5.8.1 within ten (10) days after the execution of this Agreement subject to Buyer's approval of such Schedule, with respect to the Portales Assets and the Portales Business, Seller is not a party to any written or oral contract not cancelable within thirty (30) days from the Closing Date relating to the Portales Business or the Portales Assets or the operation thereof.

    5.8.2. Full Force and Effect; No Amendments. All of the contracts and other agreements described in Schedule 5.8.1 are in full force and effect, and, prior to the Closing Date, no amendments, changes, or alterations shall have been made thereto without the written approval of Buyer.

    5.8.3. No Defaults. Seller is not in default under any material contract to which any of the Portales Assets or Portales Business is subject, nor has any event occurred which, after the giving of notice or the passage of time or both, would constitute a default under any such contract.
  Section 5.9.  Compliance With Laws; Litigation; and Labor Matters.

    5.9.1.  Compliance With Laws (OSHA); Litigation.

      (i) Except as disclosed on Seller's Schedule Of Legal Actions, attached as Schedule 5.9.1, Seller is in compliance with all applicable laws, rules, regulations, ordinances, decrees, orders, judgments, permits and licenses of or from any governmental authorities, including, without limitation, those relating to the use and operation of the Portales Assets and the Portales Business, Environmental Laws, laws administered or promulgated by the BATF and, to the knowledge of Seller, employees, health and safety, which if not complied with, would have a material adverse effect upon Seller's ability to consummate the transactions contemplated by this Agreement or upon Buyer's ownership, use, enjoyment and control of the Portales Assets and the Portales Business. There have been no inspections of Seller's operations or locations by any governmental authority in connection with any state or federal occupational safety and health laws ("OSHA") and Seller has not received any notice pertaining to a violation or alleged violation of or non-compliance with OSHA. To the knowledge of Seller, except as set forth on Schedule 5.9.1, there are no actions, suits, investigations, proceedings or claims pending or, threatened or reasonably anticipated by or against or affecting Seller or its assets, at law or in equity, by or before any court or governmental department, agency or instrumentality, and there is no basis for any such action, suit, investigation, proceeding or claim. There are presently no outstanding judgments, decrees or orders of any court or any governmental or administrative agency to which Seller is a party or is bound, that could adversely affect the right, title or interest of Seller to the Portales Business, the Portales Assets, or the performance of the obligations of Seller hereunder, and Seller is not in default in respect of any such order, decree or ruling.

      (ii) The term "Environmental Laws" as used in this Agreement means any Federal, state, or local statutory or common law, regulation, rule, order, ordinance, guideline, direction, policy or notice, relating to the environment, public health and safety, and employee health and safety, including those relating to Hazardous Substances.

    5.9.2 Labor Matters. Except as set forth in Seller's Schedule Of Labor Matters, attached as Schedule 5.9.2.:

      (i) there are no controversies pending or, to the knowledge of Seller, threatened, between Seller and any of its employees, which controversies have or could reasonably be expected to have a material adverse effect on Buyer's purchase, ownership and operation of the Portales Assets or the Portales Business;

      (ii) Seller is not a party to any collective bargaining agreement or other labor union contract applicable to persons employed by Seller in the operation of the Portales Business nor does Seller know of any activities or proceedings of any labor union to organize any such employees;
      (iii) Seller has no knowledge of any strikes, slowdowns, work stoppages, lockouts, or threats thereof, by or with respect to any persons employed by Seller in the operation of the Portales Business;

      (iv) there is no unfair labor practice charge or labor grievance pending or, to the knowledge of Seller, threatened against Seller or the Portales Business; and

      (v) during Seller's ownership and operation of the Portales Assets and Portales Business, neither Seller nor the Portales Business has experienced any work stoppage, dispute or controversy with any group of employees or any organizational activity.

  Section 5.10. Insurance. Seller's Schedule Of Insurance Coverages, attached as Schedule 5.10, is a complete and correct list of all currently active policies of insurance covering any of the Portales Assets, the Portales Business or the employees of the Portales Business, indicating for each policy the carrier, risks insured, the amounts of coverage, deductible, premium rate, and expiration date. All such policies are outstanding and in full force and effect. The coverage provided by such policies are reasonable in both scope and amount, in light of the risk attendant to the Portales Business and the Portales Assets and are comparable to coverages customarily maintained by companies in similar lines of business and such insurance is sufficient in the aggregate to cover all reasonably foreseeable damage to and liabilities or contingencies relating to the Portales Business and Portales Assets. There is no default with respect to any provision contained in any such policy. No notice of cancellation under any such policy has been received by Seller. Except as disclosed on Schedule 5.10 hereto, all products liability and general liability policies maintained by or for the benefit of Seller relating to the Portales Business and the Portales Assets have been "occurrence" policies and not "claims made" policies.

  Section 5.11.  FIRPTA Withholding.  In accordance with Section 897 and
Section 1445 of the Internal Revenue Code of 1986, Seller has provided or will provide to Buyer, at least thirty (30) days prior to the Closing Date, an affidavit in the form of Exhibit 5.11 certifying that Seller is not a foreign person.

  Section 5.12  BATF Bonds, Etc. Seller's Schedule Of Bonds, attached as
Schedule 5.12, contains a complete list of BATF bonds, standby letters of credit, security and other deposits relating to the Portales Business.

  Section 5.13.  Employee Benefit Plans.

    5.13.1. Employee Benefit Plans Disclosure. Set forth on Seller's Schedule of Employee Benefit Plans, to be attached hereto as Schedule 5.13 within ten (10) days after the execution of this Agreement subject to Buyer's approval of such Schedule, is a true and complete list of each of the following:

      (i) "employee benefit plan," as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (including any "multiemployer plan" as defined in Section 3(37) of ERISA), offered or provided by Seller to employees of the Portales Business, and

      (ii) all other pension, retirement, supplemental retirement, deferred compensation, excess benefit, profit sharing, bonus, incentive, stock purchase, stock ownership, stock option, stock appreciation right, severance, salary continuation, termination, change-of-control, health, life, disability, group insurance, vacation, holiday and fringe benefit plan, program, contract, or arrangement (whether written or unwritten, qualified or nonqualified, funded or unfunded and including any that have been frozen) maintained, contributed to, or required to be contributed to, by Seller, any affiliate of the Seller or any ERISA affiliate of Seller for the benefit of any current or former employee of Seller at the Portales Plant or under which Seller, any affiliate of the Seller or any ERISA affiliate of Seller has any liability with respect to any current or former employee of Seller at the Portales Plant (collectively the "Benefit Plans").

    5.13.2. Copies Of Benefit Plans. As applicable with respect to each Benefit Plan, Seller has delivered to Buyer, true and complete copies of (i) each Benefit Plan, including all amendments thereto, and in the case of an unwritten Benefit Plan, a written description thereof, (ii) the current summary plan description and each summary of material modifications thereto,
(iii) the most recent annual report (Form 5500 and all schedules thereto) filed with the Internal Revenue Service ("IRS"), (iv) the most recent IRS determination letter and each currently pending application to the IRS for a determination letter, and (v) all records, notices and filings concerning IRS or Department of Labor audits or investigations, "prohibited transactions" within the meaning of Section 406 of ERISA or Section 4975 of the Code and "reportable events" within the meaning of Section 4043 of ERISA.

    5.13.3. Material Compliance With Benefit Plans. The Seller, each Affiliate of Seller and each ERISA Affiliate are in material compliance in all respects with the provisions of all laws applicable to the Benefit Plans including ERISA and the Code. Each Benefit Plan has been maintained, operated and administered in material compliance in all respects with its terms and any related documents or agreements and the applicable provisions of all laws including ERISA and the Code.

    5.13.4. Employee Pension Benefit Plans The Benefit Plans which are "employee pension benefit plans" within the meaning of Section 3(2) of ERISA and which are intended to meet the qualification requirements of Section 401(a) of the Code (each a "Pension Plan") now meet, and at all times since their inception have met the requirements for such qualification, and the related trusts are now, and at all times since their inception have been, exempt from taxation under Section 501(a) of the Code. In connection with its purchase of the Portales Assets, Buyer assumes no responsibility or liability with respect of the Benefits Plans.
    5.13.5. No Multiemployer Plan. No Benefit Plan is now or at any time has been subject to Part 3, Subtitle B of Title I of ERISA or Title IV of ERISA. No Benefit Plan is now or at any time has been a "multiemployer plan" (within the meaning of Section 3(37) of ERISA).

  Section 5.14. Product Liability and Warranty. Except as disclosed on Seller's Schedule of Warranties and Product Specifications, to be attached hereto as Schedule 5.14 within ten (10) days after the execution of this Agreement subject to Buyer's approval of such Schedule, there are no:

    (i) Outstanding liabilities of Seller, fixed or contingent, asserted or known and unasserted, with respect to any products liability or any similar claim, including a claim of failure to meet product specifications, that relates to any product manufactured or sold by Seller in its operation of the Portales Business to others, or

    (ii) Outstanding liabilities of Seller, fixed or contingent, asserted or known and unasserted, with respect to any claim for the breach of any express or implied product warranty or any other similar claim, including a claim of failure to meet product specifications, with respect to any product manufactured or sold by Seller in its operation of the Portales Business to others other than standard warranty obligations made by the Portales Business and obligations and implied warranties imposed by the Uniform Commercial Code or other applicable federal, state, and local laws. Seller's warranties and product specifications are disclosed in Seller's Schedule of Warranties and Product Specifications, attached as Schedule 5.14. Disclosed in Schedule
5.14 hereto is a description of each claim in excess of $5,000 that has been asserted against the Seller, arising from its operation of the Portales Business, since December 31, 1998, based upon any product liability or similar claim, or on the breach or alleged breach of any express or implied product warranty or any other similar claim, including a claim of failure to meet product specifications, with respect to any product manufactured or sold by Seller in its operation of the Portales Business to others, including information regarding (a) the amount of the claim, (b) the basis of the claim, (c) whether the claim was covered by insurance, (d) how the claim was resolved, and (e) the amount paid by Seller in relation to the claim.

  Section 5.15. Disclosure of Material Facts. No representation or warranty by Seller in this Agreement, and no exhibit, document, statement, certificate or schedule furnished or to be furnished to Buyer pursuant hereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements contained herein or therein not misleading.

  Section 5.16. All Assets. Except for the Excluded Assets, the Portales Assets include all assets and properties of Seller and its Affiliates and all contracts to which Seller or any of its Affiliates is a party that are primarily related to, or otherwise required for the conduct of the Portales Business as presently operated and as presently proposed to be operated.
None of the assets and properties primarily related to, or otherwise material to or used in the conduct of the Portales Business is owned by any person other than Seller and all of such assets that are tangible assets are located at the Portales Plant. None of the Portales Assets is shared between or among the Portales Business and Seller and/or any of its Affiliates.

  Section 5.17. Brokerage. Seller has not made any agreement or taken any other action which might cause anyone to become entitled to a broker's fee or commission as a result of the transactions contemplated hereunder.

  Section 5.18. No Undisclosed Liabilities. Seller has no liabilities or obligations, known or unknown (whether absolute, accrued, contingent or otherwise), of or relating to the Portales Business or the Portales Assets as to which Buyer, the Portales Business or the Portales Assets shall have any obligation or become subject after the Closing, except for the Assumed Liabilities.

  Section 5.19. No Pending Litigation or Proceedings. There are no actions, suits, investigations, or proceedings pending against or, to the best of Seller's knowledge, threatened against or affecting Seller or any of its Affiliates before any court, arbitrator, or governmental authority or outstanding judgments, decrees, or orders of any court or governmental authority against Seller which, individually or in the aggregate could affect the validity of this Agreement or its enforceability against Buyer, consummation by Seller of the transactions contemplated hereby or compliance with the terms hereof by Seller.

  Section 5.20. Schedules. All of Seller's Schedules attached hereto were prepared by Seller and shall be deemed to have been prepared as of the date hereof. Any supplementary schedules to the schedules attached hereto shall be signed for identification and delivered by Seller to Buyer at Closing. Such supplementary schedules will reflect changes, if any, in the schedules attached hereto through the close of business on the Closing Date. Upon execution and delivery of the schedules and supplementary schedules to be delivered pursuant hereto, each schedule and supplementary schedule shall be considered to be incorporated herein in full. Thereafter reference herein to all of the schedules hereto shall be deemed to include and refer to such schedules and supplementary schedules delivered in accordance herewith and reference to any particular schedule attached hereto shall be deemed to include and refer to such attached schedule and any supplementary schedule thereto delivered in accordance herewith.

  Section 5.21. Copies of Organizational Documents. Copies of Seller's Articles of Incorporation and Bylaws, certified by Seller through a duly authorized manager or other officer, shall be delivered within twenty (20) days after execution of this Agreement to the Buyer and shall be true, correct and effective as of the date of this Agreement.

  Section 5.22. Notice From Suppliers of Raw Material To Seller. Seller has not received any notice from any creditors of any third parties who have sold or who have contracted to sell any grain or denaturant to Seller respecting any loans by such creditor to such third parties or any liens of such creditors encumbering any of such grain or denaturant.

                                 ARTICLE VI
                    REPRESENTATIONS AND WARRANTIES OF BUYER

  Buyer hereby represents and warrants to Seller as follows:

  Section 6.1. Organization and Good Standing. Buyer is a limited liability company duly organized, validly existing and in good standing under the laws of the State of New Mexico, and, as of the Closing Date, Buyer shall be duly qualified to do business in the State of New Mexico.
  Section 6.2. Power and Authority. Buyer has full power and authority to enter into this Agreement and to perform all of Buyer's covenants and undertakings contained in this Agreement, including, without limitation, the full power and authority to purchase and take title to the Portales Assets and the Portales Business upon the terms and conditions set forth herein; the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of Buyer; and this Agreement is a valid and binding obligation of Buyer, enforceable in accordance with its terms.

  Section 6.3. Validity of Contemplated Transaction. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated in the manner provided will (i) contravene any provision of the Articles of Organization or Operating Agreement of Buyer; (ii) violate, be in conflict with, constitute a default under, cause the acceleration of any payments pursuant to or otherwise impair the good standing, validity and effectiveness of any lease, license, permit, authorization or approval applicable to Buyer; or (iii) violate any provision of law, rule, regulation, order or permit to which Buyer is subject.

  Section 6.4. Closing Funds; Liquidated Damages. Buyer shall use its best efforts to have available to it readily available funds sufficient to make any payment when due under the terms of this Agreement as of the Closing Date or other applicable payment date. If Buyer should fail to close its purchase of the Portales Assets and Portales Business, for any reason constituting breach of this Agreement, including lack of available funds, Seller's sole remedy shall be to retain Buyer's Earnest Deposit as liquidated damages.

  Section 6.5. Continuation of Business. Buyer shall use its best efforts to continue the existing operation of the Portales Business. However, Buyer shall have sole right after the Closing to make all decisions regarding the continuation, expansion, closure or modification of the Portales Business.

  Section 6.6. Retention of Existing Workforce. To the extent practicable, but at the sole discretion of Buyer, Buyer will retain the current employees of the Portales Business after the Closing Date. Where the services of a current employee are redundant due to a change by Buyer in methods or means of production, Buyer shall use its best efforts to retrain and utilize such employee in its operation of the Portales Business following the Closing Date. This Section shall not be interpreted to confer any "third party beneficiary" rights on any of Seller's current employees at the Portales Business.

  Section 6.7. Cooperation With Local Organizations. Buyer shall use its best efforts to cooperate with state and local boards or committees organized for the purpose of promoting the ethanol industry or business in general. Buyer shall use its best efforts to expand its economic activity in the geographic area near the Portales Plant.

  Section 6.8. Copies of Organizational Documents. Copies of Buyer's Articles of Organization and Operating Agreement, certified by Buyer through a duly authorized manager or other officer, shall be delivered within twenty
(20) days after execution of this Agreement to the Seller and shall be true, correct and effective as of the date of this Agreement.

  Section 6.9. Disclosure of Material Facts. No representation or warranty by Buyer in this Agreement, and no exhibit, document, statement, certificate or schedule furnished or to be furnished to Seller pursuant hereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements contained herein or therein not misleading.

  Section 6.10. Consents. No consent, approval or authorization of, or registration or filing with, any person is required in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby by Buyer. other than the approval by the BATF of Buyer's application for an alcohol fuel producer's permit to produce fuel-grade ethanol in the operation of the Portales Business.

  Section 6.11. Brokerage. Buyer has not made any agreement or taken any other action which might cause anyone to become entitled to a broker's fee or commission as a result of the transactions contemplated hereunder.

  Section 6.12. No Pending Litigation or Proceedings. There are no actions, suits, investigations, or proceedings pending against or, to the best of Buyer's knowledge, threatened against or affecting Buyer or any of its Affiliates before any court, arbitrator, or governmental authority or outstanding judgments, decrees, or orders of any court or governmental authority against Buyer which, individually or in the aggregate could affect the validity of this Agreement or its enforceability against Buyer, consummation by Buyer of the transactions contemplated hereby or compliance with the terms hereof by Buyer.

                                  ARTICLE VII
                      ACTIVITIES PRIOR TO THE CLOSING DATE

  Section 7.1.  Activities Prior to the Closing Date by Seller.

    7.1.1. Operation of Portales Business. Seller, from the execution of this Agreement through the Closing Date, shall conduct the Portales Business only in the ordinary course and consistent with past practice, including billing, shipping and collection practices, keeping of books and records, inventory transactions and payment of accounts payable. Seller shall use commercially reasonable efforts to preserve intact the business organization of the Portales Business, to keep available the services of its present employees, and to preserve for Buyer the goodwill of the suppliers, customers and others having business relations with the Portales Business. Seller, during the period prior to Closing, shall:
      (i) not further amend Seller's Articles of Incorporation or Bylaws if such Articles of Incorporation or Bylaws, as amended, would prohibit or make more difficult consummation of the transactions contemplated under this Agreement;

      (ii) not make any changes in the management employed by Seller in the conduct of the Portales Business without the consent of Buyer, which consent shall not be unreasonably withheld; Buyer and Seller agree that this Section 7.1.1(ii) is not intended to confer any third-party beneficiary rights upon any officer or employee of Seller;

      (iii) not solicit any bids, proposals or other offers concerning the Portales Assets or the Portales Business after Buyer delivers the Earnest Deposit;

      (iv) not allow the Portales Business to acquire or agree to acquire any corporation, association, partnership, joint venture or other entity;

      (v) except for indebtedness incurred in the ordinary course of business, not create, incur, assume or guarantee any indebtedness for money borrowed, create or suffer to exist any mortgage, lien or other encumbrance on any of the Portales Assets, real or personal, except those in existence on the date this Agreement is executed, or increase the amount of any indebtedness outstanding under any loan agreement, mortgage or other borrowing arrangement in existence on the date this Agreement is executed or, other than in the ordinary course, enter into any material agreement, contract or commitment or any contract having a material effect on the Portales Assets or the Portales Business;

      (vi) deliver to Buyer as soon as available monthly financial statements (the Monthly Financial Statements) of Seller for the month of April, 2000 and for each calendar month thereafter prior to the Closing Date;

      (vii) maintain the Facilities and other Portales Assets in good operating repair, order and condition (reasonable wear and tear excepted) in accordance with maintenance practices which include the present regular scheduled maintenance and unscheduled maintenance required to avoid disruption to the operations of the Portales Business, and notify Buyer immediately upon any loss of, damage to or destruction of any of the Portales Assets;

      (viii) maintain inventories of Seller's grain, denaturant, chemicals, yeast, enzymes, fuel-grade ethanol and related inventories which are adequate to maintain normal production operations in the ordinary course of the Portales Business even if such inventories are less than the inventories normally maintained by Seller; and

      (ix) without having obtained the prior written approval of Buyer, not generate, create or produce Accounts Receivable from customers with whom Seller has previously dealt who have not paid, within thirty (30) days after the due date, amounts owed to Seller for the purchase of any of the Portales Feed Products.

    7.1.2. Access To Information. Seller shall cooperate fully with Buyer and shall provide Buyer and its accountants, counsel and other representatives, during normal business hours, full access to the books, records, equipment, Facilities, contracts, insurance policies and other assets of Seller or relating to the Portales Assets or the Portales Business, and full opportunity to discuss the Portales Business and Portales Assets with Seller's employees, independent contractors, customers, agents and accountants, and furnish to Buyer and its representatives copies of such documents, records and information with respect to the affairs of Seller as Buyer or its representatives may reasonably request, so long as Seller's compliance with its obligations under this Section 7.1.2 will not disrupt or interfere with Seller's normal operation of the Portales Business. Buyer shall not, in the exercise of its rights under this Section 7.1.2, unnecessarily disclose to employees of Seller information contained in this Agreement or otherwise, whether deemed confidential or not, relating to the purchase and sale of the Portales Assets and Portales Business.

    7.1.3.  Consents.

      (i) Seller shall use its best efforts to obtain the consents, approvals or releases of any and all third parties, including, but not limited to, the holders of any material indebtedness of Seller, the lessors of any real or personal property or assets leased by Seller, the parties (other than Seller) to any other material contract, license, process rights, commitment or agreement to which Seller is a party, any governmental agency or body or any other person, firm or corporation which owns or has authority to grant any franchise, license, permit (including environmental permit), easement, right or other authorization necessary for the operations of the Portales Business before and after the Closing Date, and any governmental body or regulatory agency having jurisdiction over the Buyer or Seller, to the extent that their consent or approval is required under the pertinent debt, lease, contract, commitment or agreement or other document or instrument or under applicable laws, rules or regulations for the consummation of the transactions contemplated in the manner provided, and for the operation of the Portales Business by Buyer immediately following the Closing Date. Buyer shall fully cooperate with Seller in obtaining such consents.

      (ii) If any consents, novations or other agreements described in the first paragraph of this Section 7.1.3 cannot be obtained by Seller at least three (3) days prior to the Closing Date, Buyer may elect to extend the Closing Date under this Agreement by thirty (30) days by notice to Seller on or before the Closing Date.

    7.1.4. Notice of Change. Seller shall promptly notify Buyer of the existence or happening of any fact, event or occurrence prior to the Closing Date and of which Seller or any representative of either has knowledge which may alter the accuracy or completeness of any representation or warranty contained in this Agreement.

    7.1.5. Publicity. Seller shall not issue any press release or press information regarding this transaction without prior notice, consultation and agreement with Buyer, which agreement will not be unreasonably withheld.

    7.1.6. Best Efforts. Subject to the other provisions of this Agreement, Seller will use its best efforts and shall fully cooperate with Buyer to cause the conditions listed in Article VIII to be satisfied on or before the Closing Date.

  Section 7.2.  Activities Prior to the Closing Date by Buyer

    7.2.1. Notice of Change. Buyer shall promptly notify Seller of the existence or happening of any material fact, event or occurrence prior to the Closing Date and of which Buyer or any of Buyer's representatives has knowledge which may alter the accuracy or completeness of any representation or warranty contained in this Agreement.

    7.2.2. Publicity. Buyer shall not issue any press release or press information regarding this transaction without prior notice, consultation and agreement with Seller, which agreement will not be unreasonably withheld.

    7.2.3.  Consents.

      (i) Buyer shall use its best efforts to obtain the consents, approvals or releases of any and all third parties, including, but not limited to, the lessors of any real or personal property or assets leased by Seller, the parties (other than Seller) to any other material contract, license, process rights, commitment or agreement to which Seller is a party, any governmental agency or body or any other person, firm or corporation which owns or has authority to grant any franchise, license, permit (including environmental permit), easement, right or other authorization necessary for the operations of the Portales Business before and after the Closing Date, and any governmental body or regulatory agency having jurisdiction over the Buyer or Seller, to the extent that their consent or approval is required under the pertinent debt, lease, contract, commitment or agreement or other document or instrument or under applicable laws, rules or regulations for the consummation of the transactions contemplated in the manner provided, and for the operation of the Portales Business by Buyer immediately following the Closing Date. Buyer shall cooperate with Seller in obtaining such consents.

      (ii)  If any consents, novations or other agreements described in
Section 7.2.3 (i) cannot be obtained by Buyer at least three (3) days prior to the Closing Date, Seller may elect to extend the Closing Date under this Agreement by thirty (30) days by notice to Buyer on or before the Closing Date.

    7.2.4. Best Efforts. Subject to the other provisions of this Agreement, Buyer will use its best efforts and shall fully cooperate with Seller to cause the conditions listed in Article VIII to be satisfied on or before the Closing Date.

                                   ARTICLE VIII
                       CONDITIONS PRECEDENT TO THE CLOSING

  Section 8.1. Obligation of Seller To Close. The obligation of Seller to consummate the sale to Buyer of the Portales Assets and the Portales Business on the Closing Date shall be subject to the satisfaction, or waiver by Seller, of the following conditions on or before the Closing Date:

    8.1.1. Representations and Warranties; Compliance With Agreement. The representations and warranties of Buyer set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date as though made on the Closing Date, and Buyer shall have delivered to Seller certificates to such effect, dated the Closing Date and signed by an authorized representative of Buyer, which certificate shall be in form and substance satisfactory to Seller and its counsel; and Buyer shall have performed all covenants and agreements to be performed by it under this Agreement on or before the Closing Date.

    8.1.2. Closing Certificates. Buyer shall have delivered to Seller a certificate or certificates dated the Closing Date and signed on behalf of Buyer by an authorized representative of Buyer to the effect that: (i)(a) the copy of Buyer's Articles of Organization and Operating Agreement attached to the certificate is true, correct and complete, (b) no amendment to the Buyer's Articles of Organization or Operating Agreement has occurred since the date of the last amendment annexed (such date to be specified and a copy of such amended Articles of Organization or Operating Agreement to be annexed to such certificate), (c) the approval by the managers and/or members of Buyer authorizing the actions taken and authorizing the representative of Buyer to execute all documents and instruments to be executed and delivered in connection with the purchase of the Portales Assets and the Portales Business, including the execution and delivery of this Agreement, were duly and validly given and continue in force and effect (a copy of such approvals to be annexed to such certificate); (ii) the representative of Buyer executing this Agreement and the documents executed and delivered pursuant to or in connection with this Agreement is a current representative of Buyer and that the specimen signatures on such certificate or certificates are their genuine signatures; and (iii) Buyer is in good standing in all states in which Buyer does business which are relevant to the consummation of the transactions contemplated by this Agreement. The certificate referred to above in (iii) shall attach certificates of good standing certified by the Secretaries of State or other appropriate officials of such states, dated as of a date not more than thirty (30) days prior to the Closing Date.

    8.1.3. Opinion of Counsel of Buyer, Counsel for Buyer, shall have delivered to Seller a favorable opinion, dated the Closing Date and in form and substance satisfactory to Seller and its counsel, with respect to the matters set forth below. In rendering such opinion, such counsel may rely if explicitly stated on certificates of public officials and of representatives of Buyer as to matters of fact, and, as to any matter which involves other than federal or New Mexico law, such counsel may rely upon the opinion of local counsel of established reputation acceptable to counsel for Seller.

      (i) Buyer is a limited liability company duly organized, validly existing and in good standing under the laws of the State of New Mexico, and Buyer has full power and authority to enter into the Agreement and to purchase and take title to the Portales Assets and the Portales Business upon the terms and conditions set forth in the Agreement;

      (ii) Neither the execution and delivery of the Agreement nor the consummation of the transactions contemplated thereby in the manner therein provided will:

        (a) contravene any provision of the Articles of Organization or Operating Agreement of Buyer;

        (b) violate, be in conflict with, constitute a default under, cause the acceleration of any payments pursuant to or otherwise impair the good standing, validity, or effectiveness of any agreement, contract, indenture, lease or mortgage, or subject any properties or assets of Buyer to any indenture, mortgage, contract, commitment or agreement, other than the Agreement, to which Buyer is a party or by which Buyer is bound, of which counsel has knowledge after making inquiry; or

        (c) violate any provision of law, rule or regulation, or, to the knowledge of such counsel after making inquiry, violate any order, permit or license to which Buyer is subject;

      (iii) After making inquiry, such counsel does not know of any suit, action, claim, arbitration, administrative or legal or other proceeding or governmental investigation that is pending or threatened against Buyer which would adversely affect Buyer's ability to assume and perform the obligations being assumed by Buyer pursuant to this Agreement;

      (iv) The execution and delivery of the Agreement and the consummation of the transactions contemplated thereby have been duly authorized by all necessary action on the part of Buyer, and the Agreement is a valid and binding obligation of Buyer, enforceable in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, equity of redemption or other similar laws affecting the enforceability of creditors rights generally and except that the availability of any particular remedy may be limited by the application of equitable principles; and

      (v) Any other matters relating to Buyer's purchase of the Portales Assets and Portales Business as Seller or Sellers counsel reasonably requests.

    8.1.4. Consents. Buyer shall have obtained all consents, approvals or releases required to be obtained by it pursuant to Section 7.2.3.

    8.1.5. No Prohibition of Transaction. On the Closing Date, no order, decree or ruling shall have been issued by any court or governmental agency restraining or prohibiting the transactions contemplated by this Agreement, and no proceeding shall be pending or threatened before any court or governmental agency in which it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby, and no investigation that might eventuate in any such suit, action or proceeding shall be pending or threatened; there shall be no labor union strikes or significant labor disputes in progress or threatened.

    8.1.6 . Documents. Buyer shall have executed and delivered to Seller in form acceptable to Seller on or before the Closing Date the following documents:

      (i)  this Agreement signed by Buyer;

      (ii) an Assignment and Assumption Agreement signed by Buyer whereby Seller assigns all of its right, title and interest in and to, and Buyer assumes all of Seller's debts, liabilities and obligations under, all contracts and agreements entered into in the ordinary course of Seller's operation of the Portales Business which are referred to in Section 4.1 and all other contracts and agreements entered into in the ordinary course of Seller's operation of the Portales Business which Buyer designates in writing to Seller to be important to Buyer's continued operation of the Portales Business and the Portales Assets; and

      (iii) any other documents which Seller and Seller's counsel in the exercise of their reasonable judgment determine to be necessary or appropriate to transfer all of Seller's right, title and interest in and to, and to vest in and confirm to Buyer good and marketable title to, all of the Portales Assets and Portales Business.

    8.1.7. Buyer's Financing. Buyer shall have obtained sufficient financing to meet its payment obligations under Article II. Such financing must be evidenced by a firm written commitment within seventy-five (75) days after the execution date of this Agreement. Closing on such financing must be provided for within ninety (90) days after execution of this Agreement. If financing is not available within such time period, Seller and Buyer each will have the right to terminate this Agreement on five (5) days written notice. Upon such termination, Seller shall have the right to retain the Earnest Deposit as liquidated damages.

  Section 8.2. Obligation of Buyer To Close. The obligation of Buyer to consummate the purchase of the Portales Assets on the Closing Date shall be subject to the satisfaction, or the waiver by Buyer, of the following conditions on or before the Closing Date:

    8.2.1. Representations and Warranties: Compliance With Agreement. The representations and warranties of Seller set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date as though made on the Closing Date. Seller shall have performed all covenants and agreements to be performed by it under this Agreement on or prior to the Closing Date. Seller shall have delivered to Buyer certificates to such effect, in form and substance reasonably satisfactory to Buyer's counsel, dated the Closing Date signed on behalf of Seller by authorized representatives of Portales.

    8.2.2. Title Insurance. Seller shall furnish to Buyer, at Seller's expense, an owner's title insurance policy (or an irrevocable commitment to issue an Owner's title insurance policy) issued by a title insurance company selected by Seller and approved by Buyer on ALTA Form B (the "Title Policy") naming Buyer as the insured in an amount equal to the purchase price for the Facilities as set forth on the Purchase Price Allocation Closing Schedule (Schedule 2.4), which Buyer shall deliver to Seller no later than ten (10) days prior to Closing Date. The Title Policy shall insure good and indefeasible fee simple title to the Facilities in Buyer subject only to the permitted exceptions (as defined in Section 9.3 hereof).

    8.2.3. Closing Certificates. Seller shall have delivered to Buyer a certificate or certificates dated the Closing Date and signed on behalf of Seller by an authorized representative of Seller to the effect that: (i)(a) the copy of Seller's Articles of Incorporation and Bylaws attached to the certificate is true, correct and complete, (b) no amendment to the Seller's Articles of Incorporation or Bylaws has occurred since the date of the last amendment annexed (such date to be specified and a copy of such amended Articles of Incorporation and Bylaws to be annexed to such certificate), (c) the approval by the Board of Directors of Seller authorizing the actions taken and authorizing the representative of Seller to execute all documents and instruments to be executed and delivered in connection with the sale of the Portales Assets and the Portales Business to Buyer, including the execution and delivery of this Agreement, were duly and validly given and continue in force and effect (a copy of such approvals to be annexed to such certificate); (ii) the representative of Seller executing this Agreement and the documents executed and delivered pursuant to or in connection with this Agreement is a current representative of Seller and that the specimen signatures on such certificate or certificates are their genuine signatures; and (iii) Seller is in good standing in all states in which Seller does business which are relevant to the consummation of the transactions contemplated by this Agreement. The certificate referred to above in (iii) shall attach certificates of good standing certified by the Secretaries of State or other appropriate officials of such states, dated as of a date not more than thirty (30) days prior to the Closing Date.

    8.2.4. Opinion of Legal Counsel of Seller. Legal Counsel for Seller, shall have delivered to Buyer their favorable opinions, dated the Closing Date, in form and substance reasonably satisfactory to Buyer and its counsel, with respect to the matters set forth below. In rendering such opinion, such counsel may rely, if explicitly stated, on certificates of public officials or of officers of Seller as to matters of fact, and as to any matter that involves other than federal or New Mexico law, such counsel may rely upon the opinion of local counsel of established reputation acceptable to counsel for Buyer.

      (i) Seller is duly qualified to do business and is a corporation in good standing in the State of New Mexico.

      (ii) Seller is a corporation existing and in good standing under the laws of the State of Kansas and has full corporate power and authority to carry on the Portales Business, as it is now being conducted.

      (iii) Seller has full corporate power and authority to execute, deliver and perform its obligations under the Agreement. The execution, delivery and performance of the Agreement, and the consummation. of the transactions contemplated therein, have been duly authorized by all necessary corporate action on the part of Seller. The Agreement is a valid and binding obligation of Seller and is enforceable against Seller except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, equity or other similar laws affecting the enforceability of creditors' rights generally, and except that the availability of any particular remedy may be limited by the application of equitable principles.

      (iv) Neither the execution and delivery of the Agreement nor the consummation of the transactions contemplated thereby in the manner therein provided will:

        (a) contravene any provision of the Articles of Incorporation or Bylaws of Buyer;

        (b) violate, be in conflict with, constitute a default under, cause the acceleration of any payments pursuant to or otherwise impair the good standing, validity, or effectiveness of any agreement, contract, indenture, lease or mortgage, or subject any properties or assets of Seller to any indenture, mortgage, contract, commitment or agreement, other than the Agreement, to which Seller is a party or by which Seller is bound, of which counsel has knowledge after making inquiry; or

        (c) violate any provision of law, rule or regulation, or, to the knowledge of such counsel after making inquiry, violate any order, permit or license to which Seller is subject;

      (v) Any other matters relating to Seller's sale of the Portales Assets and Portales Business as Buyer or Buyer's counsel reasonably requests.

    8.2.5. No Prohibition of Transaction. On the Closing Date, no order, decree or ruling shall have been issued by any court or governmental agency restraining or prohibiting the transactions contemplated by this Agreement, and no proceeding shall be pending or threatened before any court or governmental agency in which it is sought to restrain or prohibit or to obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby; there shall be no labor union strikes or significant labor disputes in progress or threatened.

    8.2.6. Consents. Seller shall have met its obligations regarding the consents, approvals or releases to be obtained by it pursuant to Section
7.1.3 of this Agreement, and Seller shall have presented evidence thereof in form and substance reasonably satisfactory to Buyer and Buyer's counsel.

    8.2.7. Buyer's Financing. Buyer shall have obtained sufficient financing to meet its payment obligations under Article II. Such financing must be evidenced by a firm written commitment within seventy-five (75) days after the execution date of this Agreement. Closing on such financing must be provided for within ninety (90) days after execution of this Agreement. If financing is not available within such time period, Seller and Buyer each will have the right to terminate this Agreement on five (5) days written notice. Upon such termination, Seller shall have the right to retain the Earnest Deposit as liquidated damages.

    8.2.8. Documents. Seller shall have executed and delivered to Buyer in form acceptable to Buyer on the Closing Date the following documents:

      (i)  this Agreement signed by Seller;

      (ii) a Bill of Sale or Bills of Sale signed by Seller for the Portales Assets other than real property which transfer, convey and assign title to such property free and clear of any liens, pledges and encumbrances of any third party, in form and substance reasonably satisfactory to Buyer and Buyer's counsel;

      (iii) any other documents reasonably required by Buyer or its counsel and necessary to transfer ownership and control of the Portales Assets to Buyer;

      (iv) General Warranty Deeds signed by Seller conveying fee title from Seller to Buyer with respect to each parcel of real property which is included in the Portales Assets and described in Schedule 1.1, which convey title to such real property free and clear of any encumbrances except permitted title exceptions, approved by Buyer;

      (v)  a FIRPTA Certificate signed by Seller in the form of Exhibit 5.11;

      (vi) vehicle title certificates transferred by Seller to Buyer for every vehicle, including, but not limited to, automobiles, forklifts and tractors, listed in Schedule 1.1;

      (vii) an Assignment and Assumption Agreement signed by Seller whereby Seller assigns all of its right, title and interest in and to, and Buyer assumes all of Seller's debts, liabilities and obligations under, all contracts and agreements entered into in the ordinary course of Seller's business which are referred to in Section 4.1 and all other contracts and agreements entered into in the ordinary course of Seller's business which Buyer reasonably designates in writing to Seller to be important to Buyer's continual operation of the Portales Business and the Portales Assets;

      (viii) daily operating logs, for the period commencing with the execution date of this Agreement and ending five (5) days before the Closing Date, of Seller's operation of the Portales Business showing the daily production of fuel-grade ethanol, Portales Feed Products and the use of grain, enzymes and utilities; and

      (ix) any other documents which Buyer and Buyer's counsel in the exercise of their reasonable judgment determine to be necessary or appropriate to transfer all of Seller's right, title and interest in and to, and to vest in and confirm to Buyer good and marketable title to, all of the Portales Assets and Portales Business, free and clear of all liabilities, obligations, liens, encumbrances, easements, restrictions, conditions, charges or other title exceptions or objections (except liens, claims, encumbrances and other obligations of Seller specifically assumed or allowed by Buyer), including, without limitation, UCC termination statements, mortgage satisfaction releases and judgment releases.

    8.2.9. Compliance With Laws. Buyer shall remain satisfied, prior to the Closing Date, that the operation of the Portales Assets and the Portales Business has not been cited for a violation of any applicable law, ordinance, rule, regulation, statute, permit, license or certificate, including, without limitation, those referred to in Section 5.5.

    8.2.10. Condition of Portales Assets; Daily Operating Logs. The Portales Plant shall be staffed and operating and producing fuel-grade ethanol and Portales Feed Products. The Portales Plant shall be in the same operating condition (reasonable wear and tear excepted) as on the date of this Agreement. The daily operating logs, for the period described in Section
8.2.8 (viii), shall show production at an annualized capacity of fourteen million (14,000,000) gallons (plus/minus 15%) of denatured fuel-grade ethanol.

    8.2.11. Litigation; Compliance With Laws. There shall exist no undisclosed suit, action, claim, arbitration, administrative or legal or other proceeding against Seller nor any violation of or default with respect to any order, writ, injunction, judgment or decree of any court or federal, state or local department, official, commission, authority, board, bureau, agency or other instrumentality issued or pending or, to Seller's knowledge, threatened against Seller which might have a material adverse effect on the Portales Assets or the Portales Business.

    8.2.12.  Contracts, Permits and Licenses.

      (i) Assignment By Seller. As requested by Buyer, and to the extent assignable by Seller, Seller shall have assigned and transferred to Buyer, effective as of the Closing Date, all contracts, permits and licenses that are necessary to the ownership of the Portales Assets or the operation of the Portales Business. Nothing contained in this Section 8.2.12 or in this Agreement shall require or obligate Seller to incur any cost, other than ordinary application fees, for or in connection with the procurement of any new permits which are necessary for Buyer to continue the operations of the Portales Assets and the Portales Business after the Closing Date.

      (ii) Buyer's Permits and Licenses. Buyer shall have obtained all permits, consents, licenses, approvals and other governmental authorizations ("Buyer's Permits") necessary for Buyer to continue the operations of the Portales Assets and the Portales Business after Closing. If Buyer has not obtained all of the necessary Buyer's Permits by Closing, Buyer may extend the Closing Date one time for a term of thirty (30) days ("Extension Term') upon payment to Seller, within five (5) days after the original Closing Date, of an extension fee of $10,000. If Buyer does not close its purchase of the Portales Assets and Portales Business by the expiration of the Extension Term, Buyer shall forfeit the Earnest Deposit to Seller.

     8.2.13. No Material Changes. From the date of this Agreement to the Closing Date, there shall not have been, except as set forth in the Schedules to this Agreement and approved or waived by Buyer:

      (i) any material change in the financial or other condition of Portales Assets or Portales Business;

      (ii) any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting the Portales Assets or the Portales Business;

      (iii) any amendment or termination of any contracts or agreements to which Seller is a party, which amendments or terminations, either individually or in the aggregate, are materially adverse to the operations relating to the Portales Assets or Portales Business;

      (iv) any increase, in connection with the operation of the Portales Business, in the salaries or other compensation payable or to become payable to, or any advance (excluding advances for ordinary business expenses) or loan to, any of Seller's employees at the Portales Plant ("Portales Employee) (except normal increases made in the ordinary course of business and consistent with past practice), or any increase in, or any addition to, other benefits (including any bonus, profit-sharing, pension or other plan) to which any Portales Employee may be entitled, or any payments to any pension, retirement, profit-sharing, bonus or similar plan except payments in the ordinary course of business and consistent with past practice made pursuant to the employee benefit plans described on Schedule 5.13 hereto, or any other payment of any kind to or on behalf of any Portales Employee other than payment of normal compensation, benefits and reimbursement for reasonable expenses in the ordinary course of business and consistent with past practice;

      (v) any making or authorization of any capital expenditures, affecting the Portales Assets or Portales Business, by Seller in excess of Fifty Thousand Dollars ($50,000);

      (vi) any cancellation or waiver of any right material to the operation of the Portales Assets or Portales Business, unless approved hereunder or waived by Buyer;

      (vii) any material adverse change or any threat of any adverse change in the relations of Seller with, or any material loss or threat of material loss of, the important suppliers, clients, Portales Feed Products customers or employees of Seller at the Portales Business;

      (viii) any sale, transfer or other disposition of any assets of Seller, except sales of Seller's Inventory to customers in the ordinary course of business consistent with past practice; or

      (ix) any mortgage, pledge or subjection to lien of any kind of any of the Portales Assets, tangible or intangible.

  8.2.14. Seller's Ethanol Purchases. Seller shall enter into an agreement with Buyer (the "Ethanol Purchase Agreement") to purchase the entire output of fuel-grade ethanol produced by Buyer at the Portales Plant for a term of at least three (3) years from the Closing Date. The price for such ethanol shall be determined pursuant to the terms of the Ethanol Purchase Agreement. From the proceeds of its sales of the fuel-grade ethanol supplied by Buyer, Seller will retain one cent ($0.01) per gallon as a transaction fee and the balance of such proceeds, less freight, insurance, storage and handling, shall be paid over to Buyer. Buyer will have the right to terminate, in whole or part, ethanol sales to Seller prior to the end of the term specified in the Ethanol Purchase Agreement, subject to thirty (30) days prior written notice to Seller of such termination.

  8.2.15. Phase I Environmental Site Assessment. Buyer shall have obtained a new Phase I Environmental Assessment report,performed in accordance with ASTM standards, showing no environmental problems with the Land or any of the
Portales Assets or the Portales Plant.   Buyer, at its expense, will obtain
the new Phase I Environmental Assessment report within forty-five (45) days after the parties have entered into this Agreement. A copy of the report will be provided to Seller. If the report discloses any environmental problems with the site requiring remediation costing in excess of fifty thousand dollars ($50,000), Seller may either bear the cost of and undertake such remediation prior to the Closing Date or terminate this Agreement and refund the Earnest Deposit to Buyer. Seller shall bear the cost of any remediation costing less than fifty thousand dollars ($50,000) either by direct payment of such cost or by crediting Buyer with the cost of such remediation against the Purchase Price. Buyer shall have the right, at its sole discretion, to waive remediation by Seller beyond the $50,000 cost. The Closing Date may be extended by either party sixty (60) days to allow Seller to complete remediation work.

  8.2.16. Air Permit From State of New Mexico. The conduct of the ordinary business and operations of the Portales Assets and Portales Business, as of the Closing Date, shall be in full compliance with Air Quality Permit No. 566-M-4 (the "Air Permit") issued to Seller on or about January 10, 2000 by the Air Quality Bureau of the New Mexico Environment Department. This permit must be assignable or transferable to Buyer without any interruption of the operations of the Portales Plant. Prior to the Closing Date, Seller shall file for any modification of the Air Permit that is necessary to permit uninterrupted continuation of the current operation of the Portales Plant. The Closing Date may be extended by either party sixty (60) days to allow Seller to obtain any necessary modification of the Air Permit

  8.2.17. No Material Changes In Relevant Laws. There shall be no material adverse changes, prior to the Closing Date of any of the laws, rules and regulations (collectively "laws") governing or affecting the physical operation or economic viability of the Portales Assets and Portales Business including, but not limited to, (i) federal laws regulating or mandating the use of "oxygenates," such as ethanol, at prescribed levels in motor fuels sold in areas subject to reformulated gasoline requirements or (ii) federal laws providing tax credits or benefits for the production or use of ethanol or the ownership of ethanol producing facilities.

                                 ARTICLE IX
                                REAL PROPERTY

  Section 9.1. Casualty. If any material portion of the Portales Assets or Facilities, whether real or personal property, is damaged or destroyed by fire or any other casualty, Seller shall promptly give notice of the same to Buyer. In such event, at Buyer's option, Buyer shall have the right to terminate this Agreement by giving notice thereof to Seller within the earlier of fifteen (15) days after receipt of Seller's notice under this
Section 9.1 or one (1) day prior to the Closing Date. If Buyer terminates this Agreement pursuant to this Section 9.1, this Agreement shall become null and void, and Seller and Buyer shall thereupon have no further liabilities or obligations under this Agreement or otherwise with respect to the Portales Assets. In such event, Buyer's Earnest Deposit shall be returned. If Buyer elects not to terminate this Agreement pursuant to this Section 9.1, upon Closing Buyer shall be entitled to the benefits of all insurance proceeds and claims relating to any such fire or casualty loss (except business interruption insurance), and Seller shall at or prior to Closing assign to Buyer all such insurance proceeds and claims. Seller shall inform Buyer of any negotiations with respect to insurance claims involving any damaged part of the Portales Assets or Portales Business, will permit Buyer to take part therein, and will not settle any such claims without Buyer's prior written consent.

  Section 9.2. Condemnation. If any authority having the right of eminent domain shall commence negotiations or shall commence legal action for the damaging, taking or acquiring of any property, real or personal, included in the Portales Assets or Portales Business, either temporarily or permanently, by condemnation or by exercise of the right of eminent domain, Seller shall promptly give notice of the same to Buyer. If such proceeding threatens to have a material effect on the Portales Business, Buyer shall have the right to terminate this Agreement by giving notice thereof to Seller within the earlier of fifteen (15) days after receipt of Seller's notice under this
Section 9.2 or one (1) day prior to the Closing Date. If Buyer terminates this Agreement pursuant to this Section, this Agreement shall become null and void, and Seller and Buyer shall thereupon have no further liabilities or obligations under this Agreement or otherwise. In such event, Buyer's Earnest Deposit shall be returned. If Buyer elects not to terminate this Agreement pursuant to this Section 9.2, upon Closing Buyer shall be entitled to the benefits of all awards, claims, settlement proceeds and other proceeds payable by reason of any such damaging, taking or acquiring, and Seller shall assign to Buyer all awards, claims, settlement proceeds or other proceeds payable by reason of any such damaging, taking or acquiring. In the event of any negotiations with respect to any asset included in the Portales Assets with any authority regarding settlement on account of damaging, taking or acquiring in lieu of condemnation or eminent domain, Seller will inform Buyer of all such negotiations, will permit Buyer to take part therein and will not enter into any settlements thereof without Buyer's prior written consent. Buyer shall be entitled to a decrease in the Purchase Price to the extent the proceeds are materially less than the fair market value of the affected Portales Assets (and personal property located thereon) damaged, taken or acquired.

  Section 9.3. Title Objections. Within fifteen (15) days of the execution of this Agreement, Seller, at Seller's expense, shall provide Buyer with a current commitment (the "Title Commitment"), issued by a Title Company acceptable to Buyer, for the issuance of the Title Policy. Buyer shall, within five (5) days after receipt of the Title Commitment, submit to Seller in writing a list of Buyer's objections to the exceptions set forth in the Title Commitment. Any exceptions on the Title Commitment not so objected to by Buyer shall be deemed acceptable to Buyer (the "Permitted Title Exceptions"). Seller shall use its best efforts to cure any exception timely objected to by Buyer; provided, however, that if Seller has not cured all such objections by the Closing Date, Buyer may, at its option, waive such objections, extend the time for curing objections by one or more periods of time not to exceed an aggregate of sixty (60) days, or terminate this Agreement; and provided, further, that Seller shall not be obligated to cure such objections if the reasonable estimated cost to cure said obligations exceeds in the aggregate Ten Thousand Dollars ($10,000). The standard printed title exceptions and easements and restrictions of record which do not and will not adversely affect the current use of the Portales Assets and the Portales Business shall be deemed Permitted Title Exceptions for purposes of this Section 9.3.

                                  ARTICLE X
                           CONFIDENTIAL INFORMATION

  Buyer and Seller, and their representatives and agents, at all times prior to the Closing Date, and at all times after the Closing Date, even if the Closing does not occur because this Agreement is terminated pursuant to its terms, shall maintain in strictest confidence and shall not directly or indirectly disclose to any person, firm, corporation or other entity, or make any use of, any documents, records and other information ("Confidential Information") which is learned by such party or disclosed to such party by another party or other party's representatives or agents in connection with this Agreement and the transactions contemplated by this Agreement, unless having obtained the prior written consent of such other party; provided, however, that the provisions of this Article X shall not apply to any Confidential Information which is necessary to Buyer's operation of the Portales Assets or Portales Business, which is or becomes generally publicly available through no act or failure to act of such party, which was demonstrably known to such party prior to disclosure by such other party or other party's representatives or agents, or which was subsequently disclosed to such party by a third party not having a relationship to such other party that reasonably would be expected to be confidential with respect thereto.

                                  ARTICLE XI
                                   EXPENSES

  Except as otherwise expressly provided in this Agreement, and regardless of whether the transaction contemplated by this Agreement closes: (i) Seller shall pay all its costs and expenses, including legal fees, in connection with its execution, delivery and performance of and compliance with this Agreement, and all transfer, documentary and similar taxes in connection with the delivery of the Portales Assets to be made hereunder; and (ii) Buyer shall pay all its costs and expenses, including legal fees, of Buyer's execution, delivery and performance of and compliance with this Agreement.

                                 ARTICLE XII
                   SURVIVAL OF REPRESENTATIONS, WARRANTIES,
                           COVENANTS AND AGREEMENTS

  Section 12.1. Survival Of Representations and Warranties. All representations, warranties, covenants and agreements of Buyer and Seller contained in this Agreement or any exhibit or schedule hereto or any certificate or other document delivered pursuant to this Agreement shall survive the Closing and shall remain in full force and effect, regardless of any investigation made or information or knowledge obtained by or on behalf of either Buyer or Seller, as applicable, at any time; provided that the representations and warranties of Buyer and Seller contained in this Agreement shall survive only for the General Survival Period specified in
Section 12.2 and thereafter neither Seller nor Buyer shall have any liability whatsoever with respect to any such representations or warranties, except for claims then pending or theretofore asserted in writing by any party in accordance with the terms and conditions of this Agreement.

  Section 12.2 General Survival Period. No action or claim for damages by either party arising out of or resulting from a breach of this Agreement or of any of the representations and warranties contained herein shall be brought or made two (2) years or more after the execution date of this Agreement (the "General Survival Period"); provided, however, that the foregoing time limitations shall not apply to: (i) any such action or claims that have been the subject of a good faith written notice from Buyer to Seller or from Seller to Buyer, as the case may be, prior to such period, which notice specifies in reasonable detail the nature and basis for such claim (which shall survive until the final resolution of such claims) or (ii) the representations and warranties regarding taxes and environmental matters contained in Sections 5.4 and 5.5 each of which shall survive until the day immediately following expiration of the applicable statute of limitations so long as such period is longer than the General Survival Period.

                                 ARTICLE XIII
                                 THE CLOSING

  Section 13.1. Time and Place. The closing of the transactions contemplated hereby ("Closing") shall be held no later than ninety (90) days after the execution of this Agreement at such time and on such date as Buyer and Seller may mutually agree to in writing ("Closing Date"), at the offices of Seller in Wichita, Kansas or other mutually agreeable location. The Closing Date may be extended by mutual agreement of the parties.

  Section 13.2. Deliveries and Proceedings at Closing. Subject to the terms and conditions of this Agreement, at the Closing:

    13.2.1. Deliveries to Buyer. Seller will deliver or cause to be delivered to Buyer:

      (i) a bill of sale and instrument of assignment to the Portales Assets and Portales Business, duly executed by Seller, substantially in the form of
Exhibit 13.2.1 (i) hereto;

      (ii) assignments of all transferable or assignable contracts, real estate leases, intellectual property, intellectual property agreements, licenses, permits and warranties relating to the Portales Assets and Portales Business, each duly executed and, where necessary or desirable, in recordable form, substantially in the form of Exhibit 13.2.1 (ii) hereto;

      (iii) the certificates, opinions and other documents required to be delivered by Seller pursuant to this Agreement;

      (iv) a receipt for the payment of the Purchase Price duly executed by Seller; and

      (v) all such other instruments of conveyance as shall, in the reasonable opinion of Buyer and its counsel, be necessary to vest in Buyer good, valid and marketable title to the Portales Assets and Portales Business.

    13.2.2. Deliveries to Seller. Buyer will deliver or cause to be delivered to Seller:

      (i) a wire transfer of immediately available funds in an amount equal to the Purchase Price;
      (ii) the certificates, opinions and other documents required to be delivered by Buyer pursuant to this Agreement; and

      (iii) an assignment and assumption agreement duly executed by Buyer, substantially in the form of Exhibit 13.2.2(iii) hereto.

  Section 13.3.  Closing Adjustments.

    13.3.1.  Ad Valorem and Other Taxes Or Assessments.

      (i) Real Estate Taxes. Seller shall pay all real estate taxes with respect to the Portales Assets for all periods prior to the Closing Date. Seller shall pay its pro rata share of all real estate taxes with respect to the Portales Assets accruing for 2000 which are not yet due and payable. The 2000 real estate taxes shall be prorated between Seller and Buyer based upon the number of days of such year up to the Closing Date. Any proration of taxes shall be based upon the current year's tax and shall be adjusted for and deducted from the amounts to be paid by Buyer to Seller pursuant to
Article II of this Agreement; provided, however, that if on the Closing Date the current year's mill levy is not fixed and the current year's assessment is available, taxes will be prorated based upon such assessment and the prior years mill levy, or if the current year's assessment is not available, then taxes will be prorated based upon the prior year's tax.

      (ii) Special And Deficiency Assessments For Improvements. Seller shall pay any and all special assessments, or installments of special assessments, that are due on or before the Closing Date, relating to improvements by public or quasi public authorities affecting or benefiting the Portales Assets

    13.3.2. Transfer and Sales Taxes; Tax Abatements or Exemptions. Buyer will pay all federal, state and local transfer and documentary taxes, and all sales, use or similar taxes pertaining to the sale and transfer of the Portales Assets and the Portales Business to Buyer. Buyer, at its discretion, may apply for any applicable tax abatements or exemptions.
Seller shall assist Buyer as necessary for Buyer to obtain any such tax abatement or exemption.

    13.3.3. Other Taxes. Except as provided in Sections 13.3.1 and 13.3.2 of this Agreement, Seller shall be responsible for all taxes, charges and governmental assessments on and with respect to the Portales Assets and attributable to the period ending on the Closing Date and Buyer agrees to be responsible for all such taxes, charges and governmental assessments attributable to the period beginning on the Closing Date.

    13.3.4. Work Performed; Utilities. Except as specifically provided in this Agreement, Seller shall pay promptly all expenses incurred for work performed, utilities supplied and materials delivered to the Portales Plant prior to the Closing Date and Buyer shall promptly pay or reimburse Seller for amounts paid by Seller for work performed, utilities supplied and materials delivered to the Portales Plant on or after the Closing Date and for which Seller obtained Buyer's prior written approval. The parties anticipate that all utilities will be transferred to Buyer as of the Closing Date.

    13.3.5. Prepaid Expenses and Prepayments. Prepaid expenses (including, but not limited to, taxes covered by Sections 13.3.1, 13.3.2 or 13.3.3, rents, contract payments, license and permit fees, and insurance) paid by Seller with respect to the Portales Assets and relating to the period on and after the Closing Date, and identified on Seller's Prepaid Expenses Closing Schedule, attached hereto as Schedule 13.3.5, to be delivered by Seller to Buyer at Closing, shall be reimbursed at Closing by Buyer to Seller in cash, but if and only to the extent that the resulting benefits are transferred to Buyer or Buyer is otherwise able to obtain the corresponding benefits. With respect to prepaid expenses not identified on the Prepaid Expenses Closing Schedule, Buyer shall promptly reimburse Seller for such expenses relating to the period on and after the Closing Date, but if and only to the extent that the resulting benefits are transferred to Buyer or Buyer obtains the corresponding benefits.

    13.3.6. Security or Refundable Deposits and Third-Party Warranties. On the Closing Date, Seller shall pay over to Buyer, and Buyer shall assume responsibility for, any cash security or refundable deposits held by Seller under contracts, leases and agreements, if any, which are Portales Assets and which are identified in Seller's Schedule of Security Deposits, attached hereto as Schedule 13.3.6. Schedule 13.3.6 shall be delivered to Buyer at least ten (10) days prior to the Closing. Seller will, to the extent permitted by the terms of any unexpired warranties, liens, security interests, letters of credit and other security arrangements or agreements held by Seller with respect to contracts, leases or agreements that are Portales Assets identified in Schedule 13.3.6, assign and transfer its rights in any Portales Assets so identified to Buyer.

    13.3.7 Adjustments Based On Post Closing Payments By Buyer; To the extent Buyer makes any payment following the Closing with respect to the items listed below, or items of a similar nature, Seller shall reimburse Buyer on a per diem basis to the extent such payment relates to Seller's ownership of the Portales Assets or conduct of the Portales Business prior to the Closing:

      (i)  personal, property, real property and other ad valorem taxes;

      (ii) water, sewer and other similar types of charges and/or taxes or assessments, and installments on special benefit assessments and any other assessments payable with respect to the Portales Assets;

      (iii)  electric, fuel, gas, telephone and other utility charges;

      (iv)  payroll expenses and payroll taxes;

      (v)  reimbursable employee business expenses;

      (vi) rentals and other charges under leases to be transferred to or assumed by the Buyer; and

      (vii) charges under maintenance and service contracts and fees under licenses or permits to be transferred to or assumed by the Buyer.

  Section 13.4. Inspection Opportunity. Provided that Seller has complied with the provisions of Section 7.1.2 regarding Buyer's access to information in all respects, on the closing Buyer will be deemed to have acknowledged that its officers, directors and authorized agents have been given an opportunity to examine such instruments, documents and other information relating to the Seller as they have deemed necessary or advisable in order to make an informed decision relating to the purchase of the Portales Assets and the Portales Business and its suitability as an investment for Buyer and that they have been afforded an opportunity to ask questions and to obtain any additional information necessary in order to verify the accuracy of the information furnished and that such parties have, in fact, asked all such questions and reviewed all such instruments, documents and other information as they have deemed necessary under the circumstances. Nothing contained in this Section 13.4 is intended to mean or imply that Buyer does not or will not rely on the representations and warranties of Seller contained in Article V of this Agreement.

                                ARTICLE XIV
                               MISCELLANEOUS

  Section 14.1. Entire Agreement. This Agreement constitutes the entire understanding among the Parties with respect to the subject matter contained herein and supersedes any prior understandings and agreements among them respecting such subject matter.

  Section 14.2. Headings. The headings in this Agreement are for convenience of reference only and shall not affect its interpretation.

  Section 14.3. Gender. Words of gender may be read as masculine, feminine or neuter, as required by context.

  Section 14.4. Number. Words of number may be read as singular or plural, as required by context.

  Section 14.5. Exhibits, Schedules and Missing Exhibits. Each Exhibit and Schedule referred to herein is incorporated into this Agreement by such reference. Any exhibit or information not included, but intended to be included in the attachments or exhibits to this Agreement, shall be furnished by the parties no later than thirty (30) days after the execution date of this Agreement or as soon thereafter as is practicable.

  Section 14.6. Calculation of Days. Any reference to a number of days in this Agreement shall mean consecutive calendar days unless otherwise indicated. References to business days shall mean any day other than a Saturday, Sunday or a public holiday under the laws of the United States of America. For any period referred to in this Agreement of five (5) days or less, Saturdays, Sundays and public holidays shall not be counted.

  Section 14.7. Severability. If any provision of this Agreement is held illegal, invalid or unenforceable, such illegality, invalidity or unenforceability will not affect any other provision hereof. This Agreement shall, in such circumstances, be deemed modified to the extent necessary to render enforceable the provisions hereof.

  Section 14.8. Notices. All notices, requests, demands, waivers, consents, approvals or other communications required or permitted hereunder shall be in writing and shall be deemed to have been given if delivered personally, sent by telegram or telex or sent by certified or registered mail, postage prepaid, return receipt requested, to the following addresses:

      If to Buyer:

      Natural Chem Industries, LLC/New Mexico
      Attn:  Robert J. Salazar, President
      4265 San Felipe Road, Suite 1100
      Houston, Texas 77027

      If to Seller:

      High Plains Corporation
      Attn:  Gary R. Smith, President
      200 W. Douglas, Suite 820
      Wichita, Kansas  67202

  Notice of any change in any such address shall also be given in the manner set forth above. Whenever the giving of notice is required, required, the giving of such notice may be waived by the Party entitled to receive such notice.

  Section 14.9. Waiver. The failure of any Party to insist upon strict performance of any of the terms or conditions of this Agreement will not constitute a waiver of any of its rights hereunder.

  Section 14.10. Successors and Assigns. This Agreement binds, inures to the benefit of and is enforceable by the successors and assigns of the Parties. Buyer shall have the right to assign this Agreement to any of its affiliates or to third parties providing all or part of the financing for the purchase of the Portales Assets and Portales Business. A company will be deemed to be an "affiliate" of Buyer if it has at least fifty percent (50%)
common ownership with Buyer.  However, any such   assignment does not release
Buyer from its obligations under this Agreement.

  Section 14.11. Amendments and Termination. This Agreement may be amended, supplemented and terminated only by a written instrument duly executed by the Parties.

  Section 14.12. Governing Law. This Agreement and all documents executed and delivered hereunder shall be governed by the laws of the State of New Mexico, excluding any choice of law rules which may direct the application of the laws of another jurisdiction.

  Section 14.13. Jurisdiction And Choice Of Forum: Any dispute between the parties arising under this Agreement shall be submitted for decision to the United States District Court for the District of New Mexico, or a New Mexico state court of competent jurisdiction. The parties each expressly consent to jurisdiction over them for all purposes by such courts.

  Section 14.14. Attorney's Fees: In the event of litigation arising out of this Agreement, the prevailing party shall be entitled to recover all costs and expenses, including reasonable attorney's fees.

  Section 14.15. Recording: Buyer may record a memorandum of this Agreement with the local Clerk and Recorder to give notice of this Agreement to third parties. Seller and Buyer shall sign the memorandum in the manner required for recorded documents affecting title to land.

  Section 14.16. Counterparts. This Agreement may be executed in any number of counterparts and any Party hereto may execute any such counterpart, each of which when executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument. The execution of this Agreement by any Party hereto will not become effective until counterparts hereof have been executed by all the Parties hereto. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts.

  IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first above written.

                                    HIGH PLAINS CORPORATION

Attest:
                                    By______________________________
                                      Gary R. Smith
By____________________________        President and Chief Executive Officer
                                      200 W. Douglas, Suite 820
                                      Wichita, Kansas 67202
                                      (316) 269-4310, Fax (316) 269-4008

                                      NATURAL CHEM INDUSTRIES, LLC
                                        New Mexico

Attest:
                                    By______________________________
                                      Robert J. Salazar
By____________________________        President and Chief Executive Officer
                                      4265 San Felipe Road, Suite 1100
                                      Houston, Texas 77027
                                      (713) 524-0500, Fax (713) 524-9955

County of Harris        )  ss.
State of Texas          )

  The foregoing document was subscribed and sworn to under penalty of perjury before me this _____ day of May, 2000, by Robert J. Salazar, President and Chief Executive Officer of Natural Chem Industries, LLC/New Mexico, a New Mexico limited liability company, on behalf of said company.

  My commission expires:_______________________________________.


                        ___________________________________
                        Notary Public
                        Address:___________________________
                        ___________________________________
                        ___________________________________


County of _____________________)  ss.
State of ______________________)

  The foregoing document was subscribed and sworn to under penalty of perjury before me this _____ day of May, 2000, by Gary R. Smith, President and Chief Executive Officer of High Plains Corporation, a Kansas corporation, on behalf of said corporation.

  My commission expires:_______________________________________.


                        ___________________________________
                        Notary Public
                        Address:___________________________
                        ___________________________________
                        ___________________________________

Exhibit 10-26



LEASE
4/7/2000


This Lease is entered into on this 7th day of April, 2000 between CENTER TOWERS L. C., hereinafter called LANDLORD, and HIGH PLAINS CORPORATION hereinafter called TENANT.


WITNESSETH:


In consideration of the mutual covenants and promises hereinafter contained, the parties hereby mutually agree as follows:


1. LEASED PREMISES: TENANT will use as office space that portion of the 8th floor of the O.W. Garvey Building, which is so indicated on Exhibit "A" attached hereto (herein the "Leased Premises") and made part hereof, hereinafter referred to as the Building, Wichita, Sedgwick County, Kansas., Tenant leases from Landlord approximately 1504 Rentable Square Feet and will pay rent based thereon.

Rentable Square Feet means the square footage of the tenant's office space reflected in Exhibit "A" plus tenant's pro rata share of the common area of the total square footage of the second floor of the building to which all tenants have common access thereto.

2. TERM: The rent paying term of this Lease shall be approximately 37 months, commencing May 1, 2000 and ending May 31, 2003.

3. RENT:
(A) Subject to escalation as provided in paragraph 3 (B) below, TENANT agrees to pay as Base Rent, the sum of $9.00 multiplied by the Rentable Square Feet as shown in paragraph 1 herein. The Annual Base Rent will be $13,536.00 payable at a rate of $1128.00 per month, with the rent for the first month payable in advance and payments thereafter to be made on the first day of each calendar month during the term. The rent for any fractional calendar month shall be prorated.


(B) Change of Base Rent Due to Cost of Living.   Base Rent as provided
herein shall be adjusted by adjusting the Base Rent in the same proportion as the fluctuation in the Consumer Price Index. The adjustment provided herein shall be in addition to any scheduled increase in Base Rent and shall be cumulative from year to year. See Annual Base Rent.

   As used in this Article, the term "Consumer Price Index" shall mean the Consumer Price Index for All Urban Consumers (1982 to 1984 = 100) released by the United States Department of Labor, Bureau of Labor Statistics, relating to Consumer Prices, all urban consumers, United States city average. The statistical methods used for computing the Consumer Price Index shall be such as are chosen by the United States Department of Labor for that purpose irrespective of whether the methods are changed from time to time. If the base year selected by the United States Department of Labor shall be changed, then the resultant Index shall be readjusted so as to reflect the base initially established under this section. If the said Index shall no longer be published or cannot be readjusted, then another Index generally recognized as authoritative shall be substituted by Landlord.

   For purposes of this paragraph, the base month will be the month next preceding the first full month of the term of this Lease, and in the event of any renewal, the month prior to the first month of such renewal. Such proportion shall be computed annually for the first month following the completion of each twelve (12) months of the Lease, and the new rent derived from such computation shall be in effect for the next (12) months. In no event, however, will an adjustment be made which would reduce the Base Rent to an amount less than the immediately preceding Lease Year. The necessary calculation for the adjustment required herein will be made as quickly as possible, but in the event a rent paying date occurs before the adjustment can be calculated, an amount equal to the current unadjusted Base Rent will be paid by Tenant to Landlord on the rent payment date, and as soon as the calculation of the adjustment is made, an additional payment will be immediately paid by Tenant to Landlord.

(C) In addition to the Base Rent specified in paragraph 3 (A), and subject to the escalation specified in paragraph 3 (B) above, Tenant shall pay as additional rent, its proportionate share of any increase in the real property taxes as provided for in paragraph twenty-one (21).


4. LATE FEE: In the event any installment of the rent is not paid within fifteen days after it becomes due, a late fee of ten percent of the monthly installment will be charged. In addition, TENANT shall be responsible for any attorney's fees incurred by LANDLORD in connection with the collection of late fees, which sums shall be deemed additional rent. The payment of any late fee shall not cure or excuse any default by TENANT under this Lease.

5. IMPROVEMENT OF THE LEASED PREMISES: TENANT agrees to accept the Leased Premises in its present condition, subject to improvements, alterations and decorations to be made by the LANDLORD as set forth in Exhibit B to this Lease which is attached hereto and made a part hereof. No alterations, additions or improvements to the Leased Premises (including signs), except those as specifically set forth in Exhibit B, shall be made without first having the written consent of the LANDLORD. Any improvements, additions or alterations made to the Leased Premises shall become a part of the realty and shall not thereafter be removed from the premises by the TENANT, with the sole exception that TENANT shall have the right to install trade fixtures which may be removed by the TENANT upon payment to LANDLORD of the cost for repairing any damage caused by the removal of said trade fixtures. Any mechanics or materialmen's lien filed against the Leased Premises for work claimed to have been done for, or for materials claimed to have been furnished to TENANT, shall be discharged by TENANT within ten days thereafter, at TENANT'S expense, by filing the bond required by law or otherwise.

6. USE OF PROPERTY: TENANT shall occupy the Leased Premises only as a business office and shall use it in a careful, safe and proper manner. TENANT shall not use the Leased Premises for any unlawful purpose or for any purpose deemed extra hazardous by the fire insurance company that has coverage on the premises. LANDLORD shall have the right to enter the Leased Premises at reasonable hours of the day to examine the same, or to make such repairs and alterations ad may be necessary.

7. UTILITIES AND MAINTENANCE: LANDLORD agrees to furnish, during ordinary business hours, except Sundays and holidays, such heat, water, electricity, air conditioning, elevator service and cleaning service as in LANDLORD'S sole judgement is necesssary for the comfortable use and occupancy of said Leased Premises by TENANT; all at LANDLORD'S cost and expense. TENANT agrees that the LANDLORD shall not be liable for failure to supply any such heat, water, electricity, air conditioning, elevator service and cleaning service resulting from causes beyond the control of LANDLORD. Should any equipment or machinery fail to function properly, LANDLORD shall use reasonable diligence to repair same promptly, but TENANT shall have no claim for rebate of rent or damages on account of any interruption in service occasioned thereby or resulting therefrom. TENANT shall be responsible for all damage to the Leased Premises caused by TENANT'S use, other than damage caused by ordinary wear and tear and for all redecorating, remodeling and alteration required by it during the term of this Lease.

8. AFTER HOURS H.V.A.C.: For the purpose hereof, the term "ordinary hours" shall mean 7:00a.m.until 7:00p.m. Monday through Saturday. Sundays and holidays shall not constitute ordinary business hours. Ordinary business hours may be modified from time to time. The furnishing of heating, ventilation and air conditioning during other than normal business hours, holidays and Sundays may be available at a rate to be established by LANDLORD, but at a rate that will be known prior to said furnishing by LANDLORD.

9. POSSESSION: If LANDLORD is unable to give TENANT possession at the beginning of the lease term, then rent shall abate until occupancy is available to TENANT, which abatement in rent shall be accepted by TENANT as full settlement of all damages occasioned by such delay. If the Leased Premises is not ready for occupancy within three months after the commencement date specified in Section 2, TENANT may cancel this Lease by giving written notice to LANDLORD. TENANT may have access to the Leased Premises prior to the commencement date for the purpose of installing office equipment, services and other necessary items.

10. UNIFORM RULES AND REGULATIONS: LANDLORD shall have the right to prescribe, and TENANT agrees to abide by, uniform rules and regulations for the "Building" as LANDLORD may reasonably deem necessary, advisable and appropriate.

11. CASUALTY DAMAGE: If the Leased Premises is partially damaged by fire, the elements or other casualty, then LANDLORD shall promptly repair all damage and restore the Leased Premises to its prior condition. If TENANT is deprived of the use of any substantial portion of the Leased Premises, either by reason of said damage or during restoration, the rent shall be proportionately reduced according to the extent to which TENANT is deprived of such use. If the Leased Premises is damaged by fire, the elements or other casualty to the extent of 50% or more of the replacement cost thereof, LANDLORD may terminate the Lease as of the date of the damage by written notice to TENANT within sixty days after said date of the damage.

12. LIABILITY INSURANCE:

(a) TENANT shall procure a comprehensive general liability insurance policy, at TENANT'S cost, for the Leased Premises, covering bodily injury of at least $100,000 to each person and $300,000 for each accident, and property damage of at least $100,000.

(b) TENANT agrees to bring itself within the elective provisions of the Workman's Compensation Law and to carry insurance covering its liability under said law at TENANT'S expense.

(c) Any and all insurance held by TENANT shall be with insurance companies acceptable to LANDLORD. TENANT shall furnish LANDLORD with certificates of insurance evidencing said coverage, with each certificate bearing acknowledgment by the insurance company agreeing to give LANDLORD ten days notice before cancellation of such policy. Each of such comprehensive general liability policies shall name Center Towers L.C. as an insured thereunder.

13. INDEMNITY: LANDLORD shall not be liable for any injury, loss or damage to persons or property resulting from fire, theft, explosion, steam, gas, electricity, water, rain or snow or leaks from any part of the Building or any cause of whatever nature unless caused by or due to the negligence of LANDLORD or its employees. TENANT will indemnify and hold harmless LANDLORD from all liability for damages, claims or expenses which TENANT may be assessed on account of injuries or damage to the person or property of any other tenant of the Building or to any other person rightfully in the Building where the injuries or damages are caused by misconduct or negligence of TENANT, its agents, employees or guests.

14. CONDEMNATION: In the event that the whole or part of the Leased Premises should be condemned or seized by any governmental authority, or any transfer in lieu thereof, the rent specified in this Lease shall be abated to the extent that the Leased Premises is no longer available for use by the TENANT. This Lease shall not otherwise be affected by such condemnation or seizures, and the TENANT agrees that it is to receive no part of any damages or rentals which may be awarded as a result of such condemnation or seizure.

15. TERMINATIONS: LANDLORD shall have the right to terminate this Lease in the event of bankruptcy, insolvency or receivership of TENANT or an assignment by TENANT for the benefit of the creditors of the TENANT.

16. DEFAULT: The occurrence of any of the following shall constitute a default under this Lease by the TENANT:

(a) Failure by TENANT to pay any money as rent or taxes due when the same becomes payable in accordance with this Lease and the continuation of such failure for a period of ten days after written notice thereof from LANDLORD to TENANT.

(b) Default by TENANT in the due, prompt and complete performance or observance of any other covenant, agreement or obligation of TENANT contained in this Lease and the continuation of such default for a period of thirty days after written notice thereof from LANDLORD to TENANT specifying the nature of such default, except that if such default cannot reasonably be cured within such thirty day period. TENANT shall not be deemed to be in default if it shall within such period commence such cure and thereafter diligently prosecute the same to completion.

(d) TENANT'S abandonment of the Leased Premises.

17. TERMINATION OF LEASE AND REMOVAL OF TENANT: In the event of TENANT'S breach of and default under this Lease as provided in Section 18 above, LANDLORD may, at LANDLORD'S option, and without limiting LANDLORD in the exercise of any other right or remedy LANDLORD may have on account of such breach and default, and without further demand or notice:

(a) Re-enter the Leased Premises, with or without process of law, and remove all persons therefrom, and without terminating this Lease at any time and from time to time, relet the Leased Premises or any part or parts thereof for the account of TENANT or otherwise; receive and collect the rents therefore, applying the same first to the payment of such expenses as LANDLORD may have paid, assumed or incurred in recovering possession of the Leased Premises, including costs, expenses and attorney's fees, and for placing the same in good order and condition, or repairing or altering the same for reletting and all other expenses, commissions and charges paid, assumed or incurred by LANDLORD in or about reletting the Leased Premises, and then to the fulfillment of the agreements of TENANT hereunder. Any such reletting, as provided herein, may be for such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions ad LANDLORD, in its sole discretion, may deem advisable. In any event, and whether or not the Leased Premises or part thereof is relet, TENANT shall pay to LANDLORD all such sums required to be paid by TENANT up to the time of re-entry by LANDLORD and, thereafter, TENANT shall, if required by LANDLORD, pay to LANDLORD, until the end of the term of this Lease, the equivalent of the amount of all rent and other charges required to be paid by TENANT under the terms hereof, less the avails of such reletting, if any, after payment of the expenses of LANDLORD as aforesaid.

(b) Terminate this Lease and re-enter the Leased Premises, with or without process of law, and remove all persons therefrom, and LANDLORD shall thereupon be entitled to recover from TENANT all damages it may incur by reason of such breach, including the cost of recovery of the Leased Premises.

18. ACCELERATION OF RENT: In any action for rent, or in any case where the TENANT has abandoned the Leased Premises and fails to pay rent, the total sums due for the balance of the notwithstanding any other duty imposed by law upon TENANT.

19. NO ACCEPTANCE OF SURRENDER: Notwithstanding anything to the contrary set forth herein, LANDLORD'S reentry to perform acts of maintenance or preservation of, or in connection with efforts to relet, the Leased Premises or any portion thereof, or the appointment of a receiver upon LANDLORD'S initiative to protect LANDLORD'S interest under this Lease shall not terminate TENANT'S right to possession of the Leased Premises or any portion thereof and, until LANDLORD does elect to terminate this Lease, this Lease shall continue in full force and LANDLORD may pursue all of its remedies hereunder including, without limitation, the right to recover from TENANT as they become due hereunder all rent, additional rent and other charges required to be paid by TENANT under the terms hereof.

20. ATTORNEY'S FEES: In the event of any litigation between LANDLORD and TENANT to enforce any of the provisions of this Lease or any right of either party hereto, the unsuccessful party to such litigation agrees to pay to the successful party all costs and expenses, including reasonable attorney's fees, incurred therein by the successful party, all of which shall be included in and as a part of the judgment rendered in such litigation. If LANDLORD engages the services of an attorney for the purpose of collecting any rent, or other sums due from TENANT hereunder, having first given the TENANT five days' notice of its intention of doing so, TENANT shall pay the reasonable fees of such attorney regardless of the fact that no legal proceeding or action may have been commenced.


21. REAL PROPERTY TAXES: LANDLORD agrees to pay all real property taxes on the Building, with possible reimbursement by TENANT of a portion thereof as hereafter provided. For the purpose of this paragraph, the tax year 2000 is hereinafter referred to as the Base Year. If the real property taxes for the Building for any tax year exceed the real property taxes for the Base Year, then TENANT shall reimburse LANDLORD for TENANT'S share of such excess, provided LANDLORD requests such reimbursement not later than sixty days after the delinquent date for such taxes. TENANT'S share shall be a fraction of such excess, the numerator of which fraction shall be the total number of rentable square feet of TENANT, and the denominator of which shall be the total number of rentable square feet in the Building. TENANT shall reimburse LANDLORD within thirty days after receipt of satisfactory evidence of LANDLORD'S payment of such taxes and the amount due from TENANT.

22. HOLDING OVER: If TENANT remains in possession of the Leased Premises after the expiration of this Lease, such continued possession shall create a month-to-month tenancy on the same terms specified herein and said tenancy may be terminated at any time by either party providing to the other party a thirty day written notice of termination.

23. RIGHT TO SHOW PREMISES: LANDLORD may, at any time within sixty days of the expiration of this Lease, enter the Leased Premises at all reasonable hours for the purpose of offering and showing the premises for lease.

24. ASSIGNMENT: TENANT may not assign this Lease or sub-lease the Leased Premises or any part thereof without the written consent of LANDLORD. Such consent shall not be unreasonably withheld.

25. RECAPTURE OF ASSIGNMENT OR LEASE PROFIT: If the rental reserved in any lease or assignment of all or any part of the Leased Premises exceeds the rental or prorated portion of the rental, as the case may be, for such space reserved in the Lease, TENANT shall pay LANDLORD each month, as additional rent, at the same time as the monthly installments of rent become due hereunder, one-half of the excess of the rental reserved in the lease or assignment over the rental reserved in this Lease.

26. CONSTRUCTION OF LEASE: The terms and provisions of this Lease shall be construed in accordance with laws of the State of Kansas.

27. ENTIRE AGREEMENT AND MODIFICATIONS: This Lease contains the entire agreement between the parties hereto, and no agent, representative, salesman or officer of the parties hereto has authority to make, or has made, any statement, representation or agreement, oral or written, which modifies, adds to, or changes the terms of this Lease. No modifications of any of the terms and conditions of this Lease shall be effective unless reduced to writing and executed by the parties hereto.

28. FIRST RIGHT OF REFUSAL: TENANT shall have a continuous right of first offer on all space which becomes, or is vacant on the 8th floor of the O.W. Garvey Building during the term of this Lease. Upon presentation of a bona fide third party offer acceptable to LANDLORD from a prospective tenant to lease space on the 8th floor, TENANT will be notified in writing of such offer and shall have three (3) business days after receipt of such notice within to exercise its right to either accept or refuse to lease the applicable space upon the same terms of the lease so offered, except that such lease shall be coterminous with this Lease.

This Lease shall be binding on the heirs, executors, administrators and successors of the parties hereto.

IN WITNESS HEREOF, the parties hereto have caused this Lease to be executed the day and year first above written.


CENTER TOWERS L.C.
LANDLORD                                         ATTEST:


By:

Larry Weber
Executive Vice President


HIGH PLAINS CORPORATION
TENANT                                           ATTEST:


By:

Gary Smith
President

                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
High Plains Corporation


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (nos. 33-00339 and 33-80832), of our report, dated July 28, 2000, relating to the financial statements of High Plains Corporation, included in the annual report on Form 10-K, as of and for the year ended June 30, 2000.



                                    ALLEN, GIBBS & HOULIK, L.C.



September 27, 2000
Wichita, Kansas