Form 10-K/A
period 2000-06-30
HIGH PLAINS CORP
filed 2000-10-20
CIK 317551

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

3-7 Amendment to Article V, of the Amended Bylaws of the Company, dated April 6, 1998, (incorporated herein by reference to Exhibit 3-7 to the Company's Annual Report on Form 10-K, dated June 30,
      1998).

3-8   Amended Bylaws of the Company, dated September 30, 2000.

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

27-1  Financial Data Schedule.

Exhibit 3-8
                            HIGH PLAINS CORPORATION

                                AMENDED BYLAWS
                           As of September 30, 2000

                                  ARTICLE I

                                   OFFICES

Section 1. The principal office shall be in the City of Wichita, Kansas and the name of the resident agent in charge thereof is Christopher G. Standlee.

Section 2. The corporation may also have offices at such other places both within and without the State of Kansas as the Board of Directors may from time to time determine, or the business of the corporation may require.

                                 ARTICLE II

                           MEETINGS OF STOCKHOLDERS

Section 1. All meetings of the stockholders for any purpose may be held at such time and place, within or without the State of Kansas, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 2.   An annual meeting of stockholders commencing with the year
1981, shall be held on the 2nd Tuesday of November (or on such other date as the Board of Directors may determine) of each year if not a legal holiday, and if a legal holiday, then on the next secular day following at 10 o'clock a.m., at which time the stockholders shall elect by a plurality vote a Board of Directors and transact such other business as may properly be brought before the meeting.

Section 3. Written notice of the annual meeting shall be served upon or mailed to each stockholder entitled to vote thereat at such address as appears on the books of the corporation at least seven (7) days prior to the meeting.

Section 4. At least ten (10) days before every election of directors, a complete list of the stockholders entitled to vote at said election, arranged in alphabetical order, with the residence of each and the number of voting shares held by each, shall be prepared by the secretary. Such list shall be open at the place or in the city where the election is to be held for said ten
(10) days, to the examination of any stockholder, and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

Section 5. Special meetings of the stockholders for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president and shall be called by the president or secretary at the request, in writing, of a majority of the Board of Directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 6. Written notice of a special meeting of stockholders, stating the time and place and object thereof, shall be served upon or mailed to each stockholder entitled to vote thereat at such address as appears on the books of the corporation, at least seven (7) days before such meeting.

Section 7. Business transacted at all special meetings shall be confined to the objects stated in the call.

Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute, by the certificate of incorporation or by these Bylaws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the statutes or of the certificate of incorporation or of these Bylaws, a different vote is required in which case such express provision shall govern and control the decision of such question.

Section 10. At any meeting of the stockholders, every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three (3) years prior to said meeting, unless said instrument provides for a longer period. Each stockholder shall have one vote for each share of stock having voting power, registered in his name on the books of the corporation.

Except where the transfer books of the corporation shall have been closed or a date shall have been fixed as a record date for the determination of its stockholders entitled to vote, no share of stock shall be voted on at any election of directors which shall have been transferred on the books of the corporation within twenty (20) days next preceding such election of directors.

Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken in connection with any corporate action by any provisions of the statutes or of the certificate of incorporation or of these Bylaws, the meeting and vote of stockholders may be dispensed with, if all the stockholders who would have been entitled to vote upon the action if such meeting were held, shall consent in writing to such corporate action being taken.

                                  ARTICLE III

                                   DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be set from time to time as determined by the Board of Directors. There shall be three classes of directors, with an approximately equal number of directors elected to each class. The term of office of the first class of directors shall expire at the first annual meeting of stockholders following the adoption of this amended Section One; the term of office of the second class shall expire at the second annual meeting following the adoption of this amended Section One; the term of office of the third class shall expire at the third annual meeting following the adoption of this amended Section One. Thereafter, each class of directors shall, upon the expiration of their respective terms, be elected for three year terms to expire on the date of the third annual meeting following their election. The directors shall be elected at the appropriate annual meetings of the stockholders except as provided in Section Two of this Article, and each director elected shall hold office until his successor shall be elected and shall qualify. Directors need not be stockholders.

At least two-thirds of the members of the Board of Directors (the
"Board") shall be independent. For purposes of any action of the Board, at least one-half of the directors present and eligible to vote must be independent.

An independent director means a person who:

a. has never been an employee of the Company or any of its subsidiaries.
b. provides no services to the Company or to the Chief Executive Officer or senior management of the Company as an adviser, consultant or otherwise.
c. is not employed by an entity which provides services to the Company or to the Chief Executive Officer or senior management of the Company as an adviser, consultant or otherwise.
d. is not affiliated with a significant customer or supplier of the Company ("significant" means more than 1% of annual sales).
e. has not had, during the past two years, any interest in any significant transaction, or any business or financial relationship, with the Company or an affiliate of the Company
(other than service as a director) for which the Company has been required to make disclosure under Regulation S-K of the Securities and Exchange Commission.
f. is not a relative of an executive officer or director of the Company.
g. receives no compensation from the Company other than director's fees.
h. does not personally receive and is not an employee, director, or trustee of a foundation, university, or other institution that receives grants or endowments from the Company that are material to the Company or to either the recipient and/or the foundation, university or institution.
i. is not employed by an entity of which (i) an executive officer of the Company serves as a director or trustee, or (ii) a director of the Company serves in a senior executive capacity.

Section 2. If any vacancies occur in the Board of Directors caused by death, resignation, retirement, disqualification or removal from office of any directors or otherwise, or any new directorship is created by any increase in the authorized number of directors, a majority of the directors then in office, though less than a quorum, may choose a successor or successors, or fill the newly created directorship and the directors so chosen shall hold office until the next annual election of directors and until their successors shall be duly elected and qualified, unless sooner displaced.

Section 3. The property and business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not, by statute or by the certificate of incorporation or by these Bylaws, required to be exercised or done by the stockholders.

                            MEETINGS OF THE BOARD

Section 4. The directors of the corporation may hold their meetings, both regular and special, either within or without the state of Kansas.

Section 5. The first meeting of each newly elected Board shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present, or they may meet at such place and time as shall be fixed by the consent in writing of all the directors.

Section 6. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

Section 7. Special meetings of the Board may be called by the president on seven (7) days' notice of each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two (2) directors. Special meetings may be held without notice if all directors consent in writing to any such meeting, and the place and time for such meeting shall be fixed by the written consent to the particular meeting.

Section 8. At all meetings of the Board, the presence of a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors except as may be otherwise specifically provided by statute or by the certificate of incorporation or by these Bylaws. If a quorum shall not be present at any meeting of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. The directors shall choose one of their number to serve as Chairman of the Board of Directors. If at any time the Chairman of the Board shall be an executive officer of the Company, or for any other reason shall not be an independent director, a non-executive Lead Director shall be selected by the independent directors. The Lead Director shall be one of the independent directors, shall be a member of the Audit Committee and of the Executive Committee, if there is such a committee, and shall be responsible for coordinating the activities of the independent directors. He shall assist the Board in assuring compliance with these corporate governance procedures and policies, and shall coordinate, develop the agenda for, and moderate executive sessions of the Board's independent directors. Such executive sessions shall be held immediately before or following each regular meeting of the Board, and may be held at other times as designated by the Lead Director. The Lead Director shall approve, in consultation with the other Independent Directors, the retention of consultants who report directly to the Board. If at any time the Chairman of the Board is one of the independent directors, then he or she shall perform the duties of the Lead Director.


                           COMMITTEES OF DIRECTORS

    Section 9. The Board of Directors, by resolution passed by a majority of the whole Board, may designate one or more committees with each committee to consist of two or more of the directors of the corporation which, to the extent provided in side resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. In addition to such other committees as may be established by the Board from time to time, the following committees shall be established and maintained by the Board:

a. There shall be an Audit Committee of the Board, composed entirely of independent directors, which shall oversee the Company's financial reporting process and internal controls, review compliance with laws and accounting standards, recommend the appointment of public accountants, and provide a direct channel of communication to the Board for public accountants, internal auditors and finance officers.
b. There shall be a Nominating Committee of the Board, composed entirely of independent directors, which shall be responsible for the evaluation and nomination of Board members.
c. There shall be a Compensation Committee of the Board, composed entirely of independent directors, which shall be responsible for
(i) ensuring that senior management will be accountable to the Board through the effective application of compensation policies, and (ii) monitoring the effectiveness of both senior management and the Board (including committees thereof). The Compensation Committee shall establish compensation policies applicable to the Company's executive officers. A fair summary of such policies and the relationship of corporate performance to executive compensation, including the factors and criteria upon which the Chief Executive Officer's compensation was based, shall be disclosed to shareholders in the Company's proxy statement for the annual meeting.
d. There shall be a Transaction Committee of the Board, composed entirely of independent directors, which shall be responsible for reviewing all related-party transactions involving the Company, and considering and making recommendations to the full Board with respect to all proposals involving (i) a change in control, or
(ii) the purchase or sale of assets constituting more than 10% of the Company's total assets. Additionally, the Transaction
Committee shall be responsible for reviewing all transactions or proposed transactions that trigger the Company's Shareholder
Rights Plan, if any.


                          COMPENSATION OF DIRECTORS

Section 10. Directors, as such, shall not receive any stated salary for their services but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board; provided that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                           AMENDMENT OF ARTICLE III

Section 11. The foregoing provisions of this Article III are adopted as part of the Bylaws of the Company and cannot be amended or repealed without either (a) approval by a majority of the shareholders of the Company, or (b) approval by a two-thirds majority of all the existing directors of the Company, specifically including approval by at least two-thirds of the independent directors. Any inconsistent provisions of these Bylaws are hereby modified to be consistent with the provisions of this Article III. The foregoing provisions, insofar as they establish eligibility to serve as a director or as a committee member, shall not have the effect of removing any director or committee member from office, but shall be given effect at the next election of directors and the next selection of committee members, as the case may be. The foregoing provisions shall not be construed to limit or restrict the effective exercise of statutory cumulative voting rights by any shareholder, but the Nominating Committee shall not nominate candidates for election to the Board except as may be consistent with such provisions, and no corporate funds may be expended for the solicitation of proxies which are inconsistent with the foregoing provisions.

                                 ARTICLE IV

                                   NOTICES

Section 1. Whenever under the provisions of the statutes or of the certificate of incorporation or of these Bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice but such notice may be given in writing, by mail, addressed to such director or stockholder at such address as appears on the books of the corporation and such notice shall be deemed to be given at the time when the same shall be thus mailed.

Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation, or by these Bylaws, a waiver thereof in writing signed by the person or persons entitled to said notice whether before or after the time stated therein, shall be deemed equivalent thereto.

                                   ARTICLE V

                                    OFFICERS

Section 1. The officers of the corporation shall be chosen by the directors and, at the discretion of the directors, such officers may include a chief executive officer, president, executive vice president, vice president, secretary and treasurer. The Board of Directors may also choose additional vice presidents and one or more assistant secretaries and assistant treasurers. Two or more offices may be held by the same person, except that the offices of president and secretary shall not be held by the same person.

Section 2. The Board of Directors, at its first meeting after each annual meeting of stockholders shall choose the officers described in Section 1 above, each of whom may, but need not be a member of the Board.

Section 3. The Board may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

Section 4. The salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.

Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify in their stead. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.

                            CHIEF EXECUTIVE OFFICER

  Section 6. The chief executive officer shall preside at all meetings of the stockholders, shall be ex officio a member of all standing committees, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board are carried into effect.

  Section 7. The chief executive officer shall execute deeds and conveyances of real or personal property, assignments and releases of oil and gas leases, bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.

                                 THE PRESIDENT

Section 8. The president shall, in the absence or disability of the chief executive officer, perform the duties and exercise the powers of the chief executive officer and shall have such other duties, powers and responsibilities as shall be directed from time to time by the Board of Directors and by the chief executive officer of the corporation.

Section 9. The president may, at the discretion of the Board of Directors, also serve as the chief executive officer of the corporation.

                               VICE PRESIDENTS

  Section 10. The vice presidents in the order of their seniority shall, in the absence or disability of the chief executive officer and the president, perform the duties and exercise the powers of the chief executive officer and the president, and shall perform such other duties as the Board of Directors shall prescribe.

                      SECRETARY AND ASSISTANT SECRETARIES

Section 11. The secretary shall attend all sessions of the Board and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors and shall perform such other duties as may be pre-scribed by the Board of Directors or president under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and when authorized by the Board, affix the same to any instrument requiring it and when so affixed, it shall be attested by his signature or by the signature of the Treasurer or an assistant secretary.

Section 12. The assistant secretaries in order of their seniority shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties as the Board of Directors shall prescribe.


                      TREASURER AND ASSISTANT TREASURERS

Section 13. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

Section 14. He shall disburse the funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements and shall render to the president and directors at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as treasurer and of the financial condition of the corporation.

Section 15. If required by the Board of Directors, he shall give the corporation a bond (which shall be renewed every six (6) years) in such sum and with such surety or sureties as shall be satisfactory to the Board for the restoration to the corporation, in case of his death, resignation, retirement or removal from office of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

Section 16. The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer and shall perform such other duties as the Board of Directors shall prescribe.

                                  ARTICLE VI

                             CERTIFICATES OF STOCK

Section 1. The certificates of stock of the corporation shall be numbered and shall be entered in the books of the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the president or vice president and the treasurer or an assistant treasurer or the secretary or an assistant secretary. If any stock certificate is signed (i) by a transfer agent or an assistant transfer agent, or (ii) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such officer may be facsimile.

                                LOST CERTIFICATES

Section 2. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                                TRANSFERS OF STOCK

Section 3. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                            CLOSING OF TRANSFER BOOKS

Section 4. The Board of Directors may close the stock transfer books of the corporation for a period not exceeding fifty (50) days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect or for a period of not exceeding fifty (50) days in connection with obtaining the consent of stockholders for any purpose. In lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date not exceeding fifty (50) days preceding the date of any meeting of stockholders or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend or to any such allotment of rights or to exercise the rights in respect of any such change, conversion or exchange of capital stock or to give consent and in such case such stockholders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of and to vote at such meeting and any adjournment thereof, or to receive payment of such dividend or to receive such allotment of rights, or to exercise such rights or to give consent as the came may be, notwithstanding any transfer of any stock on the books of the corporation after such record date fixed as aforesaid.

                           REGISTERED STOCKHOLDERS

Section 5. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice, except an otherwise provided by the laws of Kansas.


                                ARTICLE VII
                             GENERAL PROVISIONS

                                 DIVIDENDS

Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                              ANNUAL STATEMENT

Section 3. The Board of Directors shall present at each annual meeting and when called for by vote of the stockholders at any special meeting of the stockholders, a full and clear statement of the business and condition of the corporation.

                                   CHECKS

Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                                 FISCAL YEAR

Section 5. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                                     SEAL

Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the word "Kansas." Said seal may be used by causing it or a facsimile thereon to be impressed or affixed or reproduced cc otherwise.

                                 ARTICLE VIII

                                  AMENDMENTS

Section 1. These Bylaws may be altered or repealed at any regular meeting of the stockholders or at any special meeting of the stockholders at which a quorum is present or represented, provided notice of the proposed alteration or repeal be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock entitled to vote at such meeting and present or represented thereat or by the affirmative vote of a majority of the stock entitled to vote at such meeting and present or represented thereat, or by the affirmative vote of a majority of the Board of Directors at any regular meeting of the Board or at any special meeting of the Board if notice of the proposed alteration or repeal be contained in the notice of such special meeting; provided, however, that no change of the time or place of the meeting for the election of directors shall be made within sixty (60) days next before the day on which such meeting is to be held, and that in case of any change of such time or place, notice thereof shall be given to each stockholder in person or by letter mailed to his last known address at least twenty (20) days before the meeting is held.

                                              The above constitutes the
                                              Bylaws adopted by the Board of
                                              Directors at their meeting
                                              held on the 15th day of
                                              January 1981, as subsequently
                                              amended by the Board of
                                              Directors at meetings held on
                                              March 6, 1986; April 6, 1998;
                                              and July 18, 2000.

                                              By:  /s/ Christopher G. Standlee
                                              Christopher G. Standlee,
                                              Secretary





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