Form 10-Q
period 2000-09-30
HIGH PLAINS CORP
filed 2000-11-17
CIK 317551

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.  20549



[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended September 30, 2000 or

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

                                  Yes       No

                      Common Stock, Par Value $.10 per share,
                  Outstanding at September 30, 2000  - 16,207,344

PART I                    FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheet                                                        3 - 4

Statements of Operations                                               5

Statements of Comprehensive Income/(Loss)                              5

Statement of Stockholders' Equity                                      6

Statement of Cash Flows                                                7

Selected Notes to Financial Statements                               8 - 9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                 10 - 12

PART II                        OTHER INFORMATION

Item 3.  Legal Proceedings                                            12

Item 4.  Other Information                                          12 - 13

Item 5.   Exhibits and Reports on Form 8-K                            14


                            HIGH PLAINS CORPORATION
                                 Balance Sheets
                                  (Unaudited)
                      September 30, 2000 and June 30, 2000


Assets                                  September 30, 2000    June 30, 2000
                                            (Unaudited)             **
Current Assets:
  Cash and cash equivalents                $  5,327,049        $  4,886,011
  Accounts receivable
    Trade (less allowance of $75,000)         9,259,915          10,026,422
    Production credits and incentives
    (less allowance of $124,222)                271,154             329,829
Inventories                                   5,019,701           4,283,561
Notes receivable                                 50,000              50,000
Prepaid expenses                                720,927             487,428
Refundable income tax                            30,000              30,000
  Total current assets                       20,678,746          20,093,251


Property, plant and equipment, at cost:
  Land and land improvements                    450,403             450,403
  Ethanol plants                             93,479,168          93,366,635
  Other equipment                               573,911             573,911
  Office equipment                              411,333             389,446
  Leasehold improvements                         48,002              48,002
  Construction in progress                    1,668,227             914,586
  Sub-total                                  96,631,044          95,742,983
  Less accumulated depreciation             (32,223,871)        (31,295,936)
  Net property, plant and equipment          64,407,173          64,447,047

Other assets:
  Deferred loan costs (less accumulated         795,514             849,244
  amortization of $179,103 and $125,372,
  respectively)
  Other                                           2,904              13,054
  Total other assets                            798,418             862,298
                                          $  85,884,337       $  85,402,596

                 See accompanying notes to financial statements.
                      ** From audited financial statements.


                             HIGH PLAINS CORPORATION
                                  Balance Sheets
                                    (Unaudited)
                       September 30, 2000 and June 30, 2000


Liabilities and Stockholders Equity     September 30, 2000    June 30, 2000
                                            (Unaudited)             **
Current Liabilities:
  Current portion of long-term debt        $  2,569,637        $  2,507,138
  Current maturities of capital leases          573,767             561,518
  Accounts payable                            7,326,920           8,695,216
  Accrued interest                              305,610             295,772
  Accrued payroll and property taxes            983,623             779,199
    Total current liabilities                11,759,557          12,838,843


Long-term debt                               15,930,360          16,492,860
Capital lease obligations, less
  current maturities                            801,110             940,376
Deferred income tax payable                   2,167,558           1,389,000
Other                                           276,806             273,253
  Total non-current liabilities              19,175,834          19,095,489


Stockholders' Equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,484,191 and
  16,453,798 shares at September 30, 2000 and
  June 30, 2000, respectively, of which 276,847
  and 276,847 were held as treasury stock at
  September 30, 2000 and June 30, 2000,
  respectively.                               1,648,419           1,645,380
  Additional paid-in capital                 37,734,250          37,695,277
  Retained earnings                          16,163,529          14,865,932
  Accumulated other comprehensive income:
    Grain derivatives                           136,865                   0
                                             55,683,063          54,206,589


Less:
  Treasury stock-at cost                       (710,849)           (710,849)
  Deferred compensation                         (23,268)            (27,476)
  Total stockholders' equity                 54,948,946          53,468,264
                                          $  85,884,337       $  85,402,596

                See accompanying notes to financial statements.
                     ** From audited financial statements.


                            HIGH PLAINS CORPORATION
                            Statement of Operations
                                  (Unaudited)
                  Three Months Ended September 30, 2000 and 1999

                                          Three Months Ended
                                             September 30,
                                      2000                   1999
Net sales and revenues            $  29,181,796          $  22,703,652
Cost of goods sold                   25,814,985             22,051,469
  Gross profit                        3,366,811                652,183

Selling, general and
administrative expenses                 899,170                902,788
  Operating income/(loss)             2,467,641               (250,605)

Other income/(expense):
  Interest expense                     (489,302)              (389,646)
  Interest and other income              97,816                 14,630
  Gain on sale of assets                      0                 22,000
                                       (391,486)              (353,016)
Net income/(loss) before
  income taxes                        2,076,155               (603,621)

Income tax expense                     (778,558)               (10,000)

Net earnings/(loss)                $  1,297,597            $  (613,621)

Basic and diluted earnings/(loss)
per share                                $  .08                $  (.04)



                    Statement of Comprehensive Income/(Loss)
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                          Three Months Ended
                                             September 30,
                                      2000                   1999
Net earnings/(loss)                $  1,297,597            $  (613,621)

Other comprehensive income:
  Grain derivatives                     136,865                      0

Comprehensive income/(loss)        $  1,434,462            $  (613,621)

                   See accompanying notes to financial statements.



                              HIGH PLAINS CORPORATION
                         Statement of Stockholders' Equity
                                    (Unaudited)
                       Three Months Ended September 30, 2000
                  Common Stock
                    (Issued)
                                        Additional               Accumulated
                Number of                Paid-In      Retained  Other Comprehensive  Treasury    Deferred
                 Shares       Amount     Capital      Earnings      Income             Stock   Compensation   Total

Balance,
 June 30, 2000  16,453,798  $1,645,380  $37,695,277  $14,865,932  $       0        $ (710,849)  $ (27,476)  $53,468,264

Exercise of
 options under
 espp                  393          39          722                                                                 761

Exercise of
 stock options      30,000       3,000       38,251                                                              41,251

Amortization of
 deferred
 compensation                                                                                       4,208         4,208

Grain
  derivatives                                                       136,865                                     136,865

Net earnings
 for quarter                                           1,297,597                                              1,297,597

Balance,
 September 30,
 2000           16,484,191  $1,648,419  $37,734,250  $16,163,529  $ 136,865        $ (710,849)  $ (23,268)  $54,948,946

                             See accompanying notes to financial statements.



                            HIGH PLAINS CORPORATION
                            Statement of Cash Flows
                                 (Unaudited)
                 Three Months Ended September 30, 2000 and 1999

                                                       2000           1999

Cash flows from operating activities:
  Net earnings                                    $  1,297,597    $  (613,621)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization                        981,664        955,990
  Amortization of deferred compensation                  4,208         22,744
  Compensation expense on treasury stock grants              0        222,802
  Gain on sale of equipment                                  0        (22,000)
  Deferred income taxes                                778,558              0
Change in operating assets and liabilities:
  Accounts receivable                                  982,198       (136,654)
  Notes receivable                                           0      1,000,000
  Inventories                                         (736,140)      (291,105)
  Income tax payable/receivable                              0              0
  Prepaid expenses                                    (233,499)      (670,707)
  Accounts payable                                  (1,150,432)       853,992
  Accrued liabilities                                  (13,602)      (212,752)

  Net cash provided by operating activities          1,910,552      1,108,689

Cash flows from investing activities:
  Proceeds from sale of equipment                            0         22,000
  Acquisition of property, plant and equipment        (878,217)      (490,395)
  Decrease (increase) in other non-current assets            0              0

  Net cash used in investing activities               (878,217)      (468,395)

Cash flows from financing activities:
  Payments on long-term debt                          (500,001)             0
  Payments on revolving lines-of-credit                      0       (500,000)
  Payments on capital lease obligations               (136,861)      (126,512)
  Proceeds from exercise of stock options               41,251              0
  Increase (decrease) in other
    non-current liabilities                              4,314         10,200

  Net cash provided (used) by financing activities    (591,297)      (616,312)

  Increase (decrease) in cash and cash equivalents     441,038         23,982

Cash and cash equivalents:
  Beginning of period                                4,886,011        330,672
  End of period                                   $  5,327,049     $  354,654


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the entire year.

2) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals. As of September 30, 2000, the revolving line-of-credit had $8 million of credit available and undrawn.

3) Stock Options

On May 8, 2000, 5,000 options were granted at $2.50 per share to key management personnel in lieu of signing bonus. On September 19, 2000, 15,000 options were granted at $3.063 to the president as a result of the reload provision on 15,000 options that were exercised on the same date. The option grants were made at the fair market value of the stock on the date of grant. An additional 15,393 options were exercised during the quarter by former employees and directors.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:

For the three months ending
September 30,                                    2000              1999
  Net earnings/(loss)
    As reported                             $  1,297,597       $  (613,621)
    Pro forma                                  1,257,908          (740,957)

  Diluted earnings/(loss) per share
    As reported                             $        .08       $      (.04)
    Pro forma                                        .08              (.05)


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

The diluted earnings per share for the three months ended September 30, 2000 and 1999 have been calculated based on 16,347,207 and 16,104,340 diluted shares outstanding, respectively.

6) Inventories

                                          September 30, 2000  June 30, 2000
Inventories consisted of the
  following components:
  Raw Materials                              $  1,622,717      $  1,276,938
  Work in progress                                433,823           493,064
  Finished goods                                1,892,359         1,469,053
  Spare parts                                   1,070,802         1,044,506

  Total                                      $  5,019,701      $  4,283,561


7) Other comprehensive income

Under FASB Statement No. 130, Reporting Comprehensive Income, the Company is required to report the total of other comprehensive income as a component of equity that is displayed separately from retained earnings and additional paid-in capital whenever such items exist at the end of the accounting period. In addition, the Company must also present a Statement of Comprehensive Income that presents other comprehensive income items as adjustments to the Company's net income after tax results, net of tax.

                                        Pre-tax    Tax Expense    Net-of-Tax
                                         Amount     (Benefit)       Amount
Other comprehensive income
 consisted of the following
 components:
   Grain derivatives                   $ 136,865    $      0      $ 136,865


                                   Grain Derivatives

Balance, beginning                     $       0

  Current period change                  136,865

Balance, ending                        $ 136,865


8) Derivatives and hedging activities

During the first quarter of fiscal 2000, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of this pronouncement did not have a material effect on the financial statements at September 30, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives qualify as hedges of recognized assets, liabilities or firm commitments under SFAS 133, changes in the fair value of derivatives are offset against the changes in fair value of assets, liabilities, or firm commitments through earnings. If the derivatives qualify as cash flow hedges of forecasted transactions, then changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value, if any, will be immediately recognized in earnings.

The Company also routinely enters into forward contracts for grain purchase requirements. Some of these forward contracts are unpriced, subject to market fluctuations, and some of them are priced. The Company's fixed priced forward contracts for purchases of normal grain requirements are not considered derivatives and, accordingly, changes in the market value of such contracts are not recognized; instead, the fixed price cost of the grain is included in cost of goods sold at the time the grain is consumed in the conversion process.

As of and during the quarter ended September 30, 2000, the Company held derivative positions accounted for as cash flow hedges of its forecasted grain purchase requirements, under SFAS 133. The resulting net gain or loss from such derivatives is reported in cost of goods sold when the related grain purchase transaction occurs. The grain derivative gains or losses reflected in other comprehensive income at September 30, 2000, will be recognized in earnings during the subsequent time period when the related forecasted grain transaction occurs, generally during the subsequent quarter. The Company does not hedge all of its forecasted grain transactions. Currently, the maximum length of time over which the Company is hedging forecasted grain purchase transactions with derivative positions is one quarter.

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


Three Months Ended September 30, 2000 and 1999

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended September 30, 2000, increased 29% compared to the same period ended September 30, 1999.
During the quarter ended September 30, 2000, approximately 18.1 million gallons of fuel grade ethanol were sold at an average price of $1.25 per gallon compared to approximately 16.3 million gallons sold at an average price of $.97 per gallon, for the same period ending September 30, 1999. Fuel grade ethanol sales included 2.7 million gallons of brokered fuel grade ethanol (marketed on behalf of other producers) for the quarter ended September 30, 2000 compared to .6 million gallons of brokered fuel grade ethanol for the same period ending September 30, 1999. In addition, approximately 1.4 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.47 per gallon during the quarter ended September 30, 2000 compared to approximately .8 million gallons sold at $1.48 per gallon for the same period ending September 30, 1999. Industrial/beverage grade ethanol sales included .4 million gallons of brokered industrial/beverage grade ethanol for the quarter ended September 30, 2000 compared to .3 million gallons of brokered fuel grade ethanol for the same period ending September 30, 1999. Fuel grade gallons sold during the quarter ended September 30, 2000 increased approximately 11% compared to the same period in 1999. Industrial/beverage grade gallons sold during the quarter ended September 30, 2000 increased approximately 78% compared to the same period in 1999. The fuel grade ethanol market demand was very strong for the quarter ended September 30, 2000, due to favorable blending economics. The Company's fuel grade ethanol sales volume increases were primarily driven by the increased brokered volume for the comparable periods. Industrial/beverage grade gallons increased primarily in response to increased marketing efforts in that segment of the Company's business. The higher net sales were the result of increased volumes in both grades of ethanol and a 29% increased in the average delivered price of fuel grade ethanol. The Company's Portales, New Mexico facility contributed $5,226,195 and $3,733,459 of net sales and revenues for the periods ended September 30, 2000 and 1999, respectively.

Cost of products sold as a percentage of net sales and revenues was 88.5% and 97.1% for the three months ended September 30, 2000 and 1999, respectively. The cost of products sold as a percentage of net sales and revenues for the quarter ended September 30, 2000 decreased dramatically compared to the same period in 1999. The decrease was due to a combination of a decrease in the average grain prices and the previously noted increase in the average delivered price of fuel grade ethanol for comparable periods. The average cost of grain declined to $1.83 per bushel for the quarter ended September 30, 2000, down from $2.03 per bushel for the same quarter in 1999. These favorable price moves were somewhat offset by much higher natural gas costs for the comparable periods. Natural gas spot market prices have approximately double compared to the same quarter in 1999. The Company's Portales, New Mexico facility contributed $4,581,493 and $4,418,552 of cost of goods sold for the periods ended September 30, 2000 and 1999, respectively.

Selling, general and administrative (SG&A) expenses remained flat for the quarter ended September 30, 2000, compared to the same period ended
September 30, 1999.   However, if the stock grants to key management
personnel of $.4 million were factored out of the quarter ended September 30, 1999, SG&A would show approximately an 80% increase from the comparable quarter in 1999. This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff and increased research and development expenses resulting from the glycerol side-stream project. The increased staffing is the result of new initiatives, such as in house grain procurement, being under taken by management and reclassification of staff into SG&A cost centers from operations cost centers.


Net Earnings.

Net earnings increased 311% for the three months ended September 30, 2000, compared to net earnings for the same period ended September 30, 1999.
Net earnings as a percentage of net sales and revenues increased from (2.7%) to 4.4% for the comparable periods. The increase is the result of increased gross profit percentages from 2.9% to 11.5% due to higher average fuel grade ethanol prices coupled with lower average grain prices, and increased sales resulting primarily from brokering activities for comparable periods. Diluted earnings per share at September 30, 2000, were 300% higher than diluted earnings per share for the same period in 1999 due to the increased earnings. The Company's Portales, New Mexico facility contributed $644,702 and ($685,093) of operating margin before taxes, allocated overhead and interest for the periods ended September 30, 2000 and 1999, respectively.


Liquidity and Capital Resources

The Company's primary source of funds during the quarter ended September 30, 2000 was cash flow from operating activities. At September 30, 2000, the Company had working capital of approximately $8.9 million compared to working capital of approximately $7.3 million for the period ended June 30, 2000. The increase in working capital was primarily due to increases in cash and cash equivalents and inventories netted against decrease in trade accounts payable. The Company's inventory increase is due to stock piling grain at its Colwich, Kansas facility to take advantage of favorable grain prices experienced at harvest time and increased fuel grade ethanol inventory at its York, Nebraska facility.

Capital expenditures for the first three months of fiscal 2001 amounted to approximately $.9 million for modifications to the Company's three plants compared to approximately $.5 million for the same period in fiscal 2000. The majority of the expenditures relate to modifications to the Company's Colwich, Kansas facility, which is in the process of receiving modification to its dryers for increased output and more reliable operations.

The Company was able to refinance its revolving-lines-of credit into term debt December 3, 1999. The Company obtained a $28 million credit facility, which consisted of $20 million term loan and $ 8 million revolving line-of-credit. The $8 million revolving line-of-credit was available and undrawn, as of September 30, 2000. The Company believes it has adequate short-term working capital and borrowing availability under its new financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

The Company received its last production incentive payment under its original agreement with the state of Nebraska in the second quarter of fiscal 2000. The impact of the loss of the Nebraska incentive on the Company's liquidity was mitigated by increased profitability and continued emphasis on diversifying the Company's York, Nebraska facility's products. However, in the future the lack of the incentive could substantially and negatively impact the Company's liquidity position. The Company continues to improve efficiencies, to implement cost controls, and focus efforts on expanding its presence in the higher margin industrial/beverage grade markets to assist in improving the Company's liquidity and earnings.

Seasonality

Fuel grade ethanol prices are historically soft during the non-oxygenate period, which coincides with the Company's first and fourth fiscal quarters. Typically fuel grade ethanol prices firm up during the winter months, which coincide with the Company's second and third fiscal quarters, due to the mandated markets of the Federal Oxygen Program. Prices generally increase in the weeks before September, and decrease by March due to shipping schedules. Additionally, fuel grade ethanol prices historically have been influenced by the price of unleaded gasoline, which remained strong during the first quarter of fiscal 2001. Due to the continued strength of the unleaded gasoline market, fuel grade ethanol remained uncharacteristically high through the first quarter of fiscal 2001. Now with the Company entering into the oxygenate season and with many analysts projecting continued strength in the oil markets, management believes fuel ethanol pricing will remain at the current levels throughout the oxygenate season. Furthermore, the Company has contracted approximately three quarters of its fuel grade ethanol production through the March 2001 (end of oxygenate season) at fixed prices, thus minimizing the Company's exposure in the event of an unforeseen downturn in the market, but conversely limiting the Company's ability to gain from additional market increases. Currently, there is legislation pending which could significantly affect the demand for fuel grade ethanol either positively or negatively. Current legislation is attempting to deal with the perceived problems surrounding the MTBE environmental contamination issues by phasing out MTBE over the next several years, eliminating the oxygenate requirement, and implementing a minimum renewable fuels content for all fuel consumed, excluding diesel. As of September 30, 2000, no such legislation had been enacted.

Grain prices also continue to be favorable for the ethanol industry. Although corn and milo feedstock prices have increased somewhat from harvest lows, market fundamentals (projected crop size, carryouts, export and demand numbers) appear to favor continued low grain prices through the next crop year. As always, grain prices are subject to significant changes due to weather patterns, or in the event of changes in the fundamental market factors described above. The Company has currently contracted approximately 10 million bushels under either fixed priced forward contracts, or unpriced basis differential forward contracts which will be priced at a later date. The Company continues to utilize grain futures contracts to hedge against price fluctuations related to its grain feedstock requirements. Market indicators have led management to believe that grain prices will remain favorable compared to historic prices through second quarter of fiscal 2001.

Prices for the Company's distillers grain by-products, as known as distillers grain solubles (DGS), historically fluctuate with the price of corn, and provide the Company with some hedge against the possibility of higher grain prices. Although grain prices remained low, DGS prices (also at historically low levels overall) strengthened in the first quarter of fiscal 2001. The Company has emphasized production of a wet distillers grain product at its Nebraska and New Mexico facilities in an effort to strengthen and stabilize its feed markets. However, anticipated softness in grain prices should also result in some decline in prices for the Company's DGS products.



                                   PART II
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended
September 30, 2000, which would be considered other than in the ordinary course of the Company's business.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a).  Exhibit 27-1     Financial Data Schedule
  b).  Reports on Form 8-K.  During the quarter for which this report is filed, the company filed the following
                             Form 8-K's:

       July 31, 2000  Company announced adoption of corporate governance.

       August 31, 2000  Company announced Fiscal 2000 earnings and Fiscal
                        2000 fourth quarter results.

       October 17, 2000  Company announced Fiscal 2001 first quarter results.