Form 10-Q
period 2000-12-31
HIGH PLAINS CORP
filed 2001-02-14
CIK 317551

Form 10-Q

                      Securities and Exchange Commission
                            Washington, D.C.  20549



[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.


For  the quarterly period ended December 31, 2000 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ____________ to _____________

Commission file number 1-8680

                             High Plains Corporation

             (Exact name of registrant as specified in its charter)


Kansas                                                           #48-0901658
(State or other jurisdiction of incorporation or               (IRS Employer
organization                                             Identification No.)

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

               Yes                       No

                     Common Stock, Par Value $.10 per share,
                 Outstanding at December 31, 2000  - 16,149,044

PART I                       FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Balance Sheet                                                     3 - 4

Statements of Operations                                            5

Statements of Comprehensive Income/(Loss)                           5

Statement of Stockholders' Equity                                   6

Statement of Cash Flows                                             7

Selected Notes to Financial Statements                            8 - 10


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                              10 - 14

PART II                        OTHER INFORMATION

Item 3.  Legal Proceedings                                          14

Item 4.  Other Information                                       14 - 15

Item 5.  Exhibits and Reports on Form 8-K                        15 - 16

                            HIGH PLAINS CORPORATION
                                 Balance Sheets
                                  (Unaudited)
                       December 31, 2000 and June 30, 2000


Assets                                 December 31, 2000      June 30, 2000
                                          (Unaudited)               **
Current Assets:
  Cash and cash equivalents              $  5,560,607          $  4,886,011
  Accounts receivable
    Trade (less allowance of $75,000)      11,297,530            10,026,422
    Production credits and incentives
    (less allowance of $124,222)            2,027,420               329,829
Inventories                                 4,979,657             4,283,561
Notes receivable                               11,349                50,000
Prepaid expenses                              847,756               487,428
Refundable income tax                               0                30,000
    Total current assets                   24,724,319            20,093,251


Property, plant and equipment, at cost:
  Land and land improvements                  450,403               450,403
  Ethanol plants                           93,479,169            93,366,635
  Other equipment                             573,911               573,911
  Office equipment                            410,064               389,446
  Leasehold improvements                       48,002                48,002
  Construction in progress                  2,633,245               914,586
    Sub-total                              97,594,794            95,742,983
  Less accumulated depreciation           (33,106,712)          (31,295,936)
    Net property, plant and equipment      64,488,082            64,447,047

Other assets:
  Deferred loan costs (less accumulated       741,783               849,244
  amortization of $232,833 and $125,372,
  respectively)
  Other                                         2,904                13,054
    Total other assets                        744,687               862,298
                                         $ 89,957,088          $ 85,402,596

                    See accompanying notes to financial statements.
                        ** From audited financial statements.


                               HIGH PLAINS CORPORATION
                                   Balance Sheets
                                     (Unaudited)
                          December 31, 2000 and June 30, 2000



Liabilities and Stockholders Equity        December 31, 2000   June 30, 2000
                                              (Unaudited)            **
Current Liabilities:
  Current portion of long-term debt          $  2,250,000       $  2,507,138
  Current maturities of capital leases            584,703            561,518
  Accounts payable                              8,656,838          8,695,216
  Accrued interest                                295,094            295,772
  Accrued payroll and property taxes              796,696            779,199
    Total current liabilities                  12,583,331         12,838,843


Long-term debt                                 15,367,860         16,492,860
Capital lease obligations, less
  current maturities                              650,768            940,376
Deferred income tax payable                     3,757,647          1,389,000
Other                                             279,887            273,253
    Total non-current liabilities              20,056,162         19,095,489


Stockholders' Equity:
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,515,291 and
    16,453,798 shares at December 31, 2000 and
    June 30, 2000, respectively, of which 366,247
    and 276,847 were held as treasury stock at
    December 31, 2000 and June 30, 2000,
    respectively.                               1,651,529          1,645,380
  Additional paid-in capital                   37,830,614         37,695,277
  Retained earnings                            18,507,513         14,865,932
  Accumulated other comprehensive income:
    Grain derivatives                             306,165                  0
                                               58,295,821         54,206,589


Less:
  Treasury stock-at cost                         (957,962)          (710,849)
  Deferred compensation                           (20,264)           (27,476)
    Total stockholders' equity                 57,317,595         53,468,264
                                             $ 89,957,088       $ 85,402,596

                   See accompanying notes to financial statements.
                        ** From audited financial statements.


                             HIGH PLAINS CORPORATION
                             Statement of Operations
                                   (Unaudited)
                  Three Months Ended December 31, 2000 and 1999
                 and Six  Months Ended December 31, 2000 and 1999

                                Three Months Ended        Six Months Ended
                                    December 31,             December 31,
                                2000         1999         2000         1999

Net sales and revenues      $36,078,563  $25,314,167  $65,260,359  $48,017,818
Cost of goods sold           31,013,216   23,280,182   56,922,558   45,331,650
  Gross profit                5,065,347    2,033,985    8,337,801    2,686,168

Selling, general and
administrative expenses         950,359      750,750    1,755,172    1,653,538
  Operating income            4,114,988    1,283,235    6,582,629    1,032,630
Other income/(expense):
  Interest expense             (476,897)    (410,453)    (966,199)    (800,098)
  Interest and other income     112,284       19,034      210,100       33,664
  Gain on sale of assets              0       (1,612)           0       20,388
                               (364,613)    (393,031)    (756,099)    (746,046)
Net income before
  income taxes                3,750,375      890,204    5,826,530      286,584

Income tax expense           (1,406,391)     (97,469)  (2,184,949)    (107,469)

Net earnings                $ 2,343,984  $   792,735  $ 3,641,581  $   179,115

Diluted earnings per
  share                     $       .14  $       .05  $       .22  $       .01


                    Statements of Comprehensive Income/(Loss)
                                   (Unaudited)
                  Three Months Ended December 31, 2000 and 1999
                 and Six  Months Ended December 31, 2000 and 1999

                                Three Months Ended        Six Months Ended
                                    December 31,             December 31,
                                2000         1999         2000         1999

Net earnings                $ 2,343,984  $  792,735   $ 3,641,581  $  179,115

Other comprehensive income:
Grain derivatives               169,300           0       306,165           0
Comprehensive income        $ 2,513,284  $  792,735   $ 3,947,746  $  179,115

                  See accompanying notes to financial statements.


                             HIGH PLAINS CORPORATION
                        Statement of Stockholders' Equity
                                   (Unaudited)
                        Six Months Ended December 31, 2000

                    Common Stock
                      (Issued)
                                     Additional                 Accumulated
                Number of              Paid-In     Retained  Other Comprehensive  Treasury    Deferred
                  Shares     Amount    Capital     Earnings      Income            Stock    Compensation   Total

Balance,
 June 30, 2000  16,453,798 $1,645,380 $37,695,277 $14,865,932  $       0         $(710,849)  $(27,476)  $53,468,264

Exercise of
 options under
 espp                  393         39         722                                                               761

Exercise of
 stock options      30,000      3,000      38,251                                                            41,251

Amortization
 of deferred
 compensation                                                                                   4,208         4,208

Grain derivatives                                                136,865                                    136,865

Net earnings
 for quarter                                        1,297,597                                             1,297,597

Balance,
 September 30,
 2000           16,484,191  1,648,419  37,734,250  16,163,529    136,865          (710,849)   (23,268)   54,948,946

Exercise of
 stock options      31,100      3,110      96,364                                                            99,474

Amortization
 of deferred
 compensation                                                                                   3,004         3,004

Grain derivatives                                                169,300                                    169,300

Acquisition of
 Treasury Stock                                                                   (247,113)                (247,113)

Net earnings
 for quarter                                        2,343,984                                             2,343,984

Balance,
 December 31,
 2000           16,515,291 $1,651,529 $37,830,614 $18,507,513  $ 306,165         $(957,962)  $(20,264)  $57,317,595

                  See accompanying notes to financial statements.


                            HIGH PLAINS CORPORATION
                            Statement of Cash Flows
                                 (Unaudited)
                  Six Months Ended December 31, 2000 and 1999


                                                        2000            1999

Cash flows from operating activities:
  Net earnings                                     $  3,641,581     $  179,115
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                     1,953,351      2,009,511
    Amortization of deferred compensation                 7,212         26,735
    Compensation expense on treasury stock grants             0        225,029
    Unrealized grain futures market value changes       (38,750)             0
    Gain on sale of equipment                                 0        (20,388)
    Deferred income taxes                             2,184,949        107,469
Change in operating assets and liabilities:
  Accounts receivable                                (2,429,938)    (2,641,588)
  Notes receivable                                       46,940      1,000,000
  Inventories                                          (696,096)       307,911
  Income tax payable/receivable                          30,000        (10,000)
  Prepaid expenses                                     (360,328)      (280,861)
  Accounts payable                                      136,141        953,288
  Accrued liabilities                                  (157,861)        57,611

    Net cash provided by operating activities         4,317,201      1,913,832

Cash flows from investing activities:
  Proceeds from sale of equipment                             0         22,000
  Acquisition of property, plant and equipment       (1,877,081)      (716,037)
  Decrease (increase) in other non-current assets             0       (900,430)

    Net cash used in investing activities            (1,877,081)    (1,594,467)

Cash flows from financing activities:
  Proceeds from long-term debt                                0     20,000,000
  Payments on long-term debt                         (1,382,138)             0
  Payments on revolving lines-of-credit                       0    (16,900,000)
  Payments on capital lease obligations                (276,265)      (256,119)
  Acquisition of Treasury Stock                        (247,114)             0
  Proceeds from exercise of stock options               132,599              0
  Increase (decrease) in other non-current
    liabilities                                           7,394         14,251

    Net cash (used) provided by financing
    activities                                       (1,765,524)     2,858,132

    Increase in cash and cash equivalents               674,596      3,177,497

Cash and cash equivalents:
    Beginning of period                               4,886,011        330,672
    End of period                                  $  5,560,607     $3,508,169


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the entire year.

2) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals. As of December 31, 2000, the revolving line-of-credit had $8 million of credit available and undrawn.

3) Stock Options

On November 28, 2000, shareholders approved the granting of 1,200,000 options to the Directors and president. The options were priced at the September 7, 2000 closing price of $2.75 per share, per the approved amendment. On November 28, 2000, 150,000 options were granted at $2.75 per share to the newly elected director and priced at the closing market price on such date. On October 18, 2000, 5,000 options were granted at $2.84 per share to executive management under the reload provisions of the original option grant. All the aforementioned option grants were made at the fair market value of the stock on the date of grant, with the exception on the 1,200,000 options that were priced per the approved amendment. During the quarter ended December 31, 2000, 31,100 options were exercised by former employees and directors.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:


For the three months ending
  December 31,                                2000              1999
    Net earnings
      As reported                        $  2,343,984       $  792,735
      Pro forma                             2,331,425          738,598

    Diluted earnings per share
      As reported                        $        .14       $      .05
      Pro forma                                   .14              .05

For the six months ending
  December 31,

    Net earnings
      As reported                        $  3,641,581       $  179,115
      Pro forma                             3,589,333           (3,641)

    Diluted earnings per share
      As reported                        $        .22       $      .01
      Pro forma                                   .22             (.00)


The Company's basic earnings per share for the pro forma information noted above is the same as the Company's diluted earnings per share for all the periods disclosed.

5) Earnings Per Share

The diluted earnings per share for the three months ended December 31, 2000 and 1999 have been calculated based on 16,423,821 and 16,149,681 diluted shares outstanding, respectively. The diluted earnings per share for the six months ended December 31, 2000 and 1999 have been calculated based on 16,375,484 and 16,125,326, respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.


6) Inventories

                                       December 31, 2000    June 30, 2000
Inventories consisted of the
  following components:
    Raw Materials                         $  675,672         $ 1,276,938
    Work in progress                         488,746             493,064
    Finished goods                         2,622,300           1,469,053
    Spare parts                            1,192,939           1,044,506

Total                                     $4,979,657         $ 4,283,561


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

                                       Pre-tax    Tax Expense    Net-of-Tax
                                        Amount     (Benefit)       Amount
Other comprehensive income
  consisted of the following
  components:
    Grain derivatives                $  489,863   $  183,698    $  306,165

    Grain derivatives

Balance, beginning                   $  136,865

    Current period change               169,300

Balance, ending                      $  306,165


8) Derivatives and hedging activities

During the first quarter of fiscal 2000, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of this pronouncement did not have a material effect on the financial statements at December 31, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives qualify as hedges of recognized assets, liabilities or firm commitments under SFAS 133, changes in the fair value of derivatives are offset against the changes in fair value of assets, liabilities, or firm commitments through earnings. If the derivatives qualify as cash flow hedges of forecasted transactions, then changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value, if any , will be immediately recognized in earnings.

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

As of and during the quarter ended December 31, 2000, the Company held derivative positions accounted for as cash flow hedges of its forecasted grain purchase requirements, under SFAS 133. The resulting net gain or loss from such derivatives is reported in cost of goods sold when the related grain purchase transaction occurs. The grain derivative gains or losses reflected in other comprehensive income at December 31, 2000, will be recognized in earnings during the subsequent time period when the related forecasted grain transaction occurs, generally during the subsequent quarter. The Company does not hedge all of its forecasted grain transactions. Currently, the maximum length of time over which the Company is hedging forecasted grain purchase transactions with derivative positions is one quarter.

9) Nonrecurring Items

Net sales and revenues reported for the quarter ended December 31, 2000, included $1,814,628 of proceeds from the state of Nebraska's ethanol producer incentives program. These funds were received pursuant to the Company's amended agreement with the state of Nebraska; no further incentive payments are available under the Company's amended agreement.


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

Six Months Ended December 31, 2000 and 1999

Net Sales and Operating Expenses.

Net sales and revenues for the six months ended December 31, 2000, were 35.9% higher than net sales for the same period ended December 31, 1999. During the six months ended December 31, 2000, approximately 36.6 million gallons of fuel grade ethanol were sold at an average price of $1.29 per gallon compared to 34.1 million gallons sold at an average price of $0.99 per gallon, for the same period ending December 31, 1999. Fuel grade ethanol sales included 6.5 million gallons of brokered fuel grade ethanol (marketed on behalf of other producers) for the six months ended December 31, 2000 compared to 1.6 million gallons of brokered fuel grade ethanol for the same period ended December 31, 1999. In addition, approximately
4.6 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.48 per gallon during the six months ended December 31, 2000 compared to approximately 2.7 million gallons sold at $1.40 per gallon for the same period ended December 31, 1999. Industrial/beverage grade ethanol sales included .8 million gallons of brokered industrial/beverage grade ethanol (marketed on behalf of other producers) for the six months ended December 31, 2000 compared to .8 million gallons of brokered industrial/beverage grade ethanol for the same period ended December 31, 1999. Fuel grade gallons sold during the six months ended December 31, 2000 increased by approximately 7% compared to the same period ended December 31, 1999, while industrial/beverage grade gallons sold during the similar period increased 70% compared to the same period ended December 31, 1999. The increase in industrial/beverage grade gallons was primarily due to increased marketing efforts in that segment of the Company's business. Whereas, the increase in fuel grade ethanol volume was the direct result of the 306% increase in brokered fuel grade ethanol. The increase in net sales revenue primarily resulted from a 30% increase in the sales price of fuel grade ethanol, which stemmed from favorable blending economics and mandated oxygenate market demand in the second half of the period. Included in the Company's net sales and revenues were $2,244,441 and $2,134,116 of state producer incentive payments from Kansas and Nebraska for the six-month period ended December 31, 2000 and 1999, respectively. Current year incentives include a one-time $1,814,668 incentive from the state of Nebraska for increased production capacity, which expired as of December 28, 2000. The Company's Portales, New Mexico facility contributed $10,906,586 and $8,372,598 of net sales and revenues for the six-month period ended December 31, 2000 and 1999, respectively.

Cost of products sold as a percentage of net sales and revenues was 87.2% and 94.4% for the six months ended December 31, 2000 and 1999, respectively. The decrease in the cost of products sold as a percentage of net sales and revenues was due to higher fuel grade and industrial beverage grade ethanol net-backs (sales price less freight) together with decreased average grain prices. Current fiscal year average net-backs increased $0.27 and $0.11 per gallon on fuel grade and industrial/beverage grade ethanol, respectively, compared to prior fiscal year. Average per bushel grain costs declined to $1.84 for the six months ended December 31, 2000, down from $1.94 for the same period ended December 31, 1999. These gains were offset by significantly higher natural gas costs compared to the same period a year ago. Natural gas prices averaged $4.65 per MMBTU (million British Thermal Units) during the six months ended December 31, 2000, up from $2.41 per MMBTU for the same period ended December 31, 1999. The Company's Portales, New Mexico facility contributed $9,595,558 and $8,949,369 of cost of products sold for the six-month period ended December 31, 2000 and 1999, respectively.

Selling, general and administrative (SG&A) expenses increased 6.1% for the six months ended December 31, 2000, compared to the same period ended
December 31, 1999.   This increase is the result of an increase in
administrative salary and benefit expenses resulting from an increase in staff and increased professional fees resulting from glycerol side-stream research.

Net Earnings.

Net earnings increased $3.5 million for the six months ended December 31, 2000, compared to net earnings for the same period in 1999. Net earnings as a percentage of net sales and revenues increased from .4% to 5.6%. The increase is due to an increase in the Company's gross profit, from higher net-backs and lower grain costs, net of higher deferred tax expenses for the period ended December 31, 2000 compared to the same period ended December 31, 1999. Diluted earnings per share at December 31, 2000, were $0.21 per share higher than diluted earnings per share for the same period in 1999 due to the increased earnings. The Company's Portales, New Mexico facility contributed $1,311,028 and ($576,771) of plant operating margin before taxes, allocated overhead and interest expense for the six-month period ended December 31, 2000 and 1999, respectively.

Three Months Ended December 31, 2000 and 1999

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended December 31, 2000, increased 42.5% compared to the same period ended December 31, 1999. During the quarter ended December 31, 2000, approximately 18.5 million gallons of fuel grade ethanol were sold at an average price of $1.32 per gallon compared to approximately 17.8 million gallons sold at an average price of $1.00 per gallon, for the same period ending December 31, 1999. Fuel grade ethanol sales included 3.8 million gallons of brokered fuel grade ethanol (marketed on behalf of other producers) for the quarter ended December 31, 2000 compared to 1.0 million gallons of brokered fuel grade ethanol for the same period ending December 31, 1999. In addition, approximately 3.2 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.48 per gallon during the quarter ended December 31, 2000 compared to approximately 2.1 million gallons sold at $1.38 per gallon for the same period ending December 31, 1999. Industrial/beverage grade ethanol sales included .4 million gallons of brokered industrial/beverage grade ethanol for the quarter ended December 31, 2000 compared to .5 million gallons of brokered fuel grade ethanol for the same period ending December 31, 1999. Fuel grade gallons sold during the quarter ended December 31, 2000 increased approximately 3% compared to the same period in 1999. Industrial/beverage grade gallons sold during the quarter ended December 31, 2000 increased approximately 52% compared to the same period in 1999. The fuel grade ethanol market demand was very strong for the quarter ended December 31, 2000, due to favorable blending economics and mandated oxygenate market demand. The Company's fuel grade ethanol sales volume increases were primarily driven by the increased brokered volume for the comparable periods. Industrial/beverage grade gallons increased primarily in response to increased marketing efforts in that segment of the Company's business. The higher net sales were the result of increased volumes in both grades of ethanol and a 32% increased in the average delivered price of fuel grade ethanol. Included in the Company's net sales and revenues were $2,082,787 and $378,097 of state producer incentive payments from Kansas and Nebraska for the quarter ended December 31, 2000 and 1999, respectively. Current quarter incentives include a one-time $1,814,668 incentive from the state of Nebraska for increased production capacity, which expired as of December 28, 2000. The Company's Portales, New Mexico facility contributed $5,680,391 and $4,639,139 of net sales and revenues for the periods ended December 31, 2000 and 1999, respectively.

Cost of products sold as a percentage of net sales and revenues was 86% and 92% for the three months ended December 31, 2000 and 1999, respectively. The cost of products sold as a percentage of net sales and revenues for the quarter ended December 31, 2000 decreased dramatically compared to the same period in 1999. The decrease was due to higher fuel grade and industrial beverage grade ethanol net-backs (sales price less freight) together with the one-time $1,814,668 Nebraska state producer incentive payment. Current quarter average net-backs increased $0.31 and $0.12 per gallon on fuel grade and industrial/beverage grade ethanol, respectively, compared to prior fiscal year. The favorable net-backs were offset by much higher natural gas costs for the comparable periods. Natural gas prices averaged $5.17 per MMBTU (million British Thermal Units) during the three months ended December 31, 2000, up from $2.42 per MMBTU for the same period ended December 31, 1999. The average cost of grain remained flat at $1.85 per bushel for the quarter ended December 31, 2000, compared to $1.86 per bushel for the same quarter in 1999. The Company's Portales, New Mexico facility contributed $5,014,065 and $4,530,817of cost of goods sold for the periods ended December 31, 2000 and 1999, respectively.

Selling, general and administrative (SG&A) expenses increased 26.6% for the quarter ended December 31, 2000, compared to the same period ended December 31, 1999. This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, increased travel expenses, and increased research and development expenses resulting from the glycerol side-stream research.

Net Earnings.

Net earnings increased $1.6 million for the three months ended December 31, 2000, compared to net earnings for the same period ended December 31, 1999. Net earnings as a percentage of net sales and revenues increased from 3.1% to 6.5% for the comparable periods. The increase is due to an increase in the Company's gross profit, from higher net-backs and a one-time $1,814,668 producer incentive from the state of Nebraska, net of higher deferred tax expenses for the period ended December 31, 2000 compared to the same period ended December 31, 1999. Diluted earnings per share at December 31, 2000, were $0.09 per share higher than diluted earnings per share for the same period in 1999 due to the increased earnings. The Company's Portales, New Mexico facility contributed $666,326 and $108,322 of operating margin before taxes, allocated overhead and interest for the periods ended December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

The Company's primary source of funds during the quarter ended December 31, 2000 was cash flow from operating activities. At December 31, 2000, the Company had working capital of approximately $12.1 million compared to working capital of approximately $7.3 million for the period ended June 30, 2000. The increase in working capital was primarily due to increases in cash and cash equivalents, trade and production credit receivables and inventories. The Company's inventory increase is due to reduced shipments caused by severe winter storm conditions at its York, Nebraska and Portales, New Mexico facilities.

Capital expenditures through December 31, 2001 amounted to approximately $1.9 million for modifications to the Company's three plants compared to approximately $.7 million for the same period in fiscal 2000. The majority of the current fiscal year's expenditures relate to modifications to the Company's Colwich, Kansas facility, which is in the process of receiving modification to its dryers for increased output and more reliable operations.

The Company was able to refinance its revolving-lines-of credit into term debt December 3, 1999. The Company obtained a $28 million credit facility, which consisted of $20 million term loan and $ 8 million revolving line-of-credit. The $8 million revolving line-of-credit was available and undrawn, as of December 31, 2000. The Company believes it has adequate short-term working capital and borrowing availability under its new financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

The Company received its last production incentive payment under its amended agreement with the state of Nebraska in the second quarter of fiscal 2001. The Company received $1,814,628 under the amended agreement. The impact of the loss of the Nebraska incentive on the Company's liquidity was mitigated by increased profitability and continued emphasis on diversifying the Company's York, Nebraska facility's products.
However, in the future the lack of the incentive could substantially and negatively impact the Company's liquidity position. The Company continues to improve efficiencies, to implement cost controls, and focus efforts on expanding its presence in the higher margin industrial/beverage grade markets to assist in improving the Company's liquidity and earnings.


Seasonality

Fuel grade ethanol prices are historically soft during the non-oxygenate period, which coincides with the Company's first and fourth fiscal quarters. Typically fuel grade ethanol prices firm up during the winter months, which coincide with the Company's second and third fiscal quarters, due to the mandated markets of the Federal Oxygen Program. Prices generally increase in the weeks before September, and decrease by March due to shipping schedules. Additionally, fuel grade ethanol prices historically have been influenced by the price of unleaded gasoline, which remained strong during the first half of fiscal 2001. Due to the continued strength of the unleaded gasoline market, fuel grade ethanol pricing remained strong throughout the first half of fiscal 2001. Now with the Company in the oxygenate season and with many analysts projecting continued strength in the oil markets, management believes fuel ethanol pricing will remain at the current levels throughout the Company's third fiscal quarter. Furthermore, the Company has contracted approximately three quarters of its fuel grade ethanol production through September 2001 at fixed prices, thus minimizing the Company's exposure in the event of an unforeseen downturn in the market, but conversely limiting the Company's ability to gain from additional market increases. Currently, there is legislation pending which could significantly affect the demand for fuel grade ethanol either positively or negatively. Current legislation is attempting to deal with the perceived problems surrounding the MTBE environmental contamination issues by phasing out MTBE over the next several years, eliminating the oxygenate requirement, and implementing a minimum renewable fuels content for all fuel consumed, excluding diesel. As of December 31, 2000, no such legislation had been enacted.

Grain prices also continue to be favorable for the ethanol industry. Although corn and milo feedstock prices have increased somewhat from harvest lows, market fundamentals (projected crop size, carryouts, export and demand numbers) appear to favor continued low grain prices through the next crop year. As always, grain prices are subject to significant changes due to weather patterns, or in the event of changes in the fundamental market factors described above. The Company has currently contracted approximately 10 million bushels under either fixed priced forward contracts, or unpriced basis differential forward contracts which will be priced at a later date. The Company continues to utilize grain futures contracts to hedge against price fluctuations related to its grain feedstock requirements. Current market conditions and carry from previously contracted grain indicates the Company may have slightly higher grain cost during the third quarter of fiscal 2001 compared to the same period in fiscal 2000.

Natural gas spot market prices have tripled from year ago levels.
Industry analysts believe this is a complicated situation that has been in progress for several years. Currently, demand for natural gas is outpacing the supply and current inventories are near all time lows, and there appears to be no short-term solutions to the supply imbalance. The problem stems from demand incentives that were built into the market, to encourage use of the clean burning fuel, without any true supply incentives to induce additional exploration for new supply. Now, existing domestic wells are thought to be producing at approximately fifty percent of their original capacity and the U.S. is now importing natural gas from Canada to meet its growing needs. Some analyst believe these current conditions could persist for the next several years until new production comes on-line. It is the Company's belief that natural gas will trade in the $4.50 per MMBTU to $5.50 per MMBTU range for the next several years. The Company believes that through forward contracting its natural gas needs it can mitigate the price risk associated with the volatile spot market price moves caused by demand surges from inclimate weather or supply disruptions that have affected the spot market prices so dramatically in the first half of fiscal 2001.

Prices for the Company's distillers grain by-products, as known as distillers grain solubles (DGS), historically fluctuate with the price of corn, and provide the Company with some hedge against the possibility of higher grain prices. With grain prices remaining low, DGS prices (also at historically low levels overall) softened in the second quarter of fiscal 2001. The Company has emphasized production of a wet distillers grain product at its Nebraska and New Mexico facilities in an effort to strengthen and stabilize its feed markets. However, anticipated softness in grain prices should also result in some decline in prices for the Company's DGS products.


PART II                       OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended December 31, 2000 which would be considered other than in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITES

Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 28, 2000. The meeting involved the election of two directors, H.T. Ritchie and Gilbert B. Eckhoff.


Voting results:
                                                                  BROKER
                        FOR        AGAINST      ABSTENTIONS      NONVOTERS
H.T. Ritchie        13,646,132    1,504,453         -0-             -0-

Gilbert B. Eckhoff  13,646,508    1,504,077         -0-             -0-


The following details the issues which were presented to stockholders for vote and the results of that vote:

(1) Ratify the appointment of Allen, Gibbs, & Houlik, LC as the Company's independent public accountants.
(2) Ratify modification of the Company's 1992 stock option plan and grant options to the Company's directors and non-executive director group, as outlined in the Company's Proxy Statement for the November 28, 2000 annual meeting of shareholders.


                                                                  BROKER
   RESULTS         FOR        AGAINST       ABSTENTIONS          NONVOTERS
     (1)       14,966,212       75,885        108,488               -0-

     (2)        5,831,971    3,133,547        181,402               -0-


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a).  Exhibit 27-1     Financial Data Schedule
  b). Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K's:

       October 17, 2000   Company announced first quarter earnings and
                          earnings per share for the period ending
                          September 30, 2000.

       November 14, 2000  Company announced it had been named one of the fifty fastest growing technology companies by Deloitte and Touche.

       November 28, 2000  Company announced continued operation of the
                          Portales facility through March 2001 and glycerol project update.

       December 8, 2000   Company announced board approval of $1 million
                          stock repurchase program.

       December 29, 2000  Company announced proposed expansion of its York,
                          Nebraska facility.

       January 18, 2001   Company announced second quarter earnings and
                          earnings per share for the period ending
                          December 31, 2001.