Form 10-Q
period 2001-03-31
HIGH PLAINS CORP
filed 2001-05-15
CIK 317551

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.  20549


[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.


For  the quarterly period ended March 31, 2001 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from ____________ to _____________

Commission file number 1-8680

                             High Plains Corporation

             (Exact name of registrant as specified in its charter)


Kansas                                                           #48-0901658
(State or other jurisdiction of incorporation or               (IRS Employer
organization)                                            Identification No.)


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

                                Yes        No

                    Common Stock, Par Value $.10 per share,
                  Outstanding at March 31, 2001  - 16,259,925

PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Balance Sheet                                                   3 - 4

Statements of Operations                                          5

Statements of Comprehensive Income/(Loss)                         5

Statement of Stockholders' Equity                               6 - 7

Statement of Cash Flows                                           8

Selected Notes to Financial Statements                          9 - 11


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                           12 - 15

PART II      OTHER INFORMATION

Item 3.  Legal Proceedings                                        16

Item 4.  Other Information                                        16

Item 5.   Exhibits and Reports on Form 8-K                     16 - 17

                              HIGH PLAINS CORPORATION
                                  Balance Sheets
                                   (Unaudited)
                         March 31, 2001 and June 30, 2000


Assets                                 March 31, 2001      June 30, 2000
                                         (Unaudited)             **
Current Assets:
  Cash and cash equivalents             $  4,859,083        $  4,886,011
  Accounts receivable
  Trade (less allowance of $75,000)       10,723,376          10,026,422
  Production credits and incentives
  (less allowance of $ 0 and
   $124,222, respectively)                   273,358             329,829
Inventories                                5,881,654           4,283,561
Notes receivable                              15,000              50,000
Prepaid expenses                             532,876             487,428
Refundable income tax                              0              30,000
  Total current assets                    22,285,347          20,093,251


Property, plant and equipment, at cost:
  Land and land improvements                 450,403             450,403
  Ethanol plants                          95,453,073          93,366,635
  Other equipment                            577,880             573,911
  Office equipment                           411,739             389,446
  Leasehold improvements                      48,002              48,002
  Construction in progress                 1,775,864             914,586
  Sub-total                               98,716,961          95,742,983
  Less accumulated depreciation          (33,988,746)        (31,295,936)
  Net property, plant and equipment       64,728,215          64,447,047

Other assets:
  Deferred loan costs (less accumulated      742,174             849,244
  amortization of $282,442 and $125,372,
  respectively)
  Other                                        2,279              13,054
  Total other assets                         744,453             862,298
                                        $ 87,758,015        $ 85,402,596

                   See accompanying notes to financial statements.
                        ** From audited financial statements.


                             HIGH PLAINS CORPORATION
                                  Balance Sheets
                                   (Unaudited)
                         March 31, 2001 and June 30, 2000


Liabilities and Stockholders' Equity       March 31, 2001     June 30, 2000
      (Unaudited)  **
Current Liabilities:
  Current portion of long-term debt         $  2,250,000       $  2,507,138
  Current maturities of capital leases           595,849            561,518
  Accounts payable                             8,596,990          8,695,216
  Accrued interest                               121,342            295,772
  Accrued payroll and property taxes             848,363            779,199
    Total current liabilities                 12,412,544         12,838,843



Long-term debt                                12,205,360         16,492,860
Capital lease obligations, less
  current maturities                             497,561            940,376
Deferred income tax payable                    4,229,949          1,389,000
Other                                             25,769            273,253
  Total non-current liabilities               16,958,639         19,095,489


Stockholders' Equity:
  Common stock, $.10 par value, authorized
  50,000,000 shares; issued 16,721,574 and
  16,453,798 shares at March 31, 2001 and
  June 30, 2000, respectively, of which 461,649
  and 276,847 were held as treasury stock at
  March 31, 2001 and June 30, 2000,
  respectively.                                1,672,157          1,645,380
  Additional paid-in capital                  38,356,814         37,695,277
  Retained earnings                           19,754,220         14,865,932
  Accumulated other comprehensive income:
  Cash flow hedge derivatives                   (153,372)                 0
                                              59,629,819         54,206,589


Less:
  Treasury stock-at cost                      (1,242,987)          (710,849)
  Deferred compensation                                0            (27,476)
  Total stockholders' equity                  58,386,832         53,468,264
                                            $ 87,758,015       $ 85,402,596

                 See accompanying notes to financial statements.
                       ** From audited financial statements.


                             HIGH PLAINS CORPORATION
                             Statement of Operations
                                   (Unaudited)
                    Three Months Ended March 31, 2001 and 2000
                   and Nine Months Ended March 31, 2001 and 2000

                            Three Months Ended           Nine Months Ended
                                  March 31,                  March 31,
                             2001         2000          2001          2000

Net sales and revenues   $ 40,178,889 $ 27,601,410  $105,439,248  $ 75,619,229
Cost of goods sold         36,954,562   24,607,512    93,877,120    69,939,162
  Gross profit              3,224,327    2,993,898    11,562,128     5,680,067

Selling, general and
administrative expenses       918,379      629,711     2,673,551     2,283,249
  Operating income          2,305,948    2,364,187     8,888,577     3,396,818
Other income/(expense):
  Interest expense           (415,371)    (514,388)   (1,381,570)   (1,314,486)
  Interest and other income   117,674       61,452       327,774        95,115
  (Loss)/gain on
    disposition of assets     (13,520)           0       (13,520)       20,388
                             (311,217)    (452,936)   (1,067,316)   (1,198,983)
Net income before
  income taxes              1,994,731    1,911,251     7,821,261     2,197,835

Income tax expense           (748,024)    (716,719)   (2,932,973)     (824,188)

Net earnings             $  1,246,707 $  1,194,532  $  4,888,288  $  1,373,647

Diluted earnings per
 share                   $        .08 $        .07  $        .30  $        .08




                     Statements of Comprehensive Income/(Loss)
                                    (Unaudited)
                     Three Months Ended March 31, 2001 and 2000
                    and Nine Months Ended March 31, 2001 and 2000

                              Three Months Ended        Nine Months Ended
                                   March 31,                  March 31,
                               2001         2000        2001         2000

Net earnings             $  1,246,707 $  1,194,532  $  4,888,288  $  1,373,647

Other comprehensive income:
Cash flow hedge derivatives  (459,537)           0      (153,372)            0
Comprehensive income     $  787,170   $  1,194,532  $  4,734,916  $  1,373,647

                   See accompanying notes to financial statements.


                              HIGH PLAINS CORPORATION
                          Statement of Stockholders' Equity
                                     (Unaudited)
                           Nine Months Ended March 31, 2001

                     Common Stock
                       (Issued)
                                        Additional                Accumulated
                 Number of               Paid-In     Retained Other
Comprehensive Treasury    Deferred
                  Shares      Amount     Capital     Earnings       Income
Stock    Compensation  Total
Balance,
 June 30, 2000  16,453,798 $ 1,645,380 $37,695,277 $14,865,932  $           0
$ (710,849)  $ (27,476) $53,468,264

Exercise of
 options under
 espp                  393          39         722
761

Exercise of
 stock options      30,000       3,000      38,251
41,251

Amortization of
 deferred
 compensation
4,208        4,208

Cash flow
 hedge derivatives                                                    136,865
136,865

Net earnings
 for quarter                                         1,297,597
1,297,597

Balance,
 September 30,
 2000           16,484,191   1,648,419  37,734,250  16,163,529        136,865
(710,849)    (23,268)  54,948,946

Exercise of
 stock options      31,100       3,110      96,364
99,474

Amortization of
 deferred
 compensation
3,004        3,004

Cash flow hedge
 derivatives                                                          169,300
169,300

Acquisition of
 Treasury Stock
(247,113)                (247,113)

Net earnings
 for quarter                                         2,343,984
2,343,984

Balance,
 December 31,
 2000           16,515,291 $ 1,651,529 $37,830,614 $18,507,513  $     306,165
$ (957,962)  $ (20,264) $57,317,595

                       See accompanying notes to financial statements.

                              HIGH PLAINS CORPORATION
                          Statement of Stockholders' Equity
                                     (Unaudited)
                           Nine Months Ended March 31, 2001

              Common Stock
                (Issued)
                                  Additional               Accumulated
               Number of            Paid-In    Retained Other Comprehensive
Treasury    Deferred
                 Shares    Amount   Capital    Earnings      Income
Stock    Compensation       Total

Exercise of
 stock options  127,500    12,750    254,538
267,288

Exercise of
 options under
 espp            78,783     7,878    271,662
279,540

Amortization of
 deferred
 compensation
20,264         20,264

Acquisition of
 Treasury Stock
(285,025)                  (285,025)

Cash flow
 hedge derivatives                                              (459,537)
(459,537)

Net earnings
 for quarter                                     1,246,707
1,246,707

Balance,
 March 31,
 2001        16,721,574 $1,672,157 $38,356,814 $19,754,220  $   (153,372)
$(1,242,987) $       (0)  $ 58,386,832

                          See accompanying notes to financial statements.


                              HIGH PLAINS CORPORATION
                              Statement of Cash Flows
                                    (Unaudited)
                       Nine Months Ended March 31, 2001 and 2000

                                                    2001             2000

Cash flows from operating activities:
  Net earnings                                 $  4,888,288      $  1,373,647
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization                   2,896,760         3,004,093
  Amortization of deferred compensation              27,476            (5,230)
  Compensation expense on treasury stock grants           0           225,029
  Provision for bad debt                             49,910            27,473
  Unrealized loss/(gain) on financial
   derivatives mark to market                       130,225                 0
  Loss/(gain) on disposition of assets               13,520           (20,388)
  Deferred income taxes                           2,932,973           824,188
  Accrued interest expense                         (174,430)                0
  Change in operating assets and liabilities:
  Accounts receivable                              (627,031)       (3,630,029)
  Notes receivable                                   35,000         1,000,000
  Inventories                                    (1,335,766)        1,248,978
  Income tax payable/receivable                           0           (10,000)
  Prepaid expenses                                  (45,448)          (17,772)
  Accounts payable                                 (501,090)          172,639
  Accrued liabilities                                91,009           415,662

  Net cash provided by operating activities       8,381,396         4,608,290

Cash flows from investing activities:
  Proceeds from sale of equipment                         0            22,000
  Acquisition of property, plant and equipment   (3,336,862)         (956,869)
  Decrease (increase) in other non-current assets       625          (900,430)

  Net cash used in investing activities          (3,336,237)       (1,835,299)

Cash flows from financing activities:
  Proceeds from long-term debt                            0        20,000,000
  Payments on long-term debt                     (4,544,638)         (500,001)
  Proceeds from exercise of stock options           415,624            33,438
  Payments on revolving lines-of-credit                   0       (16,900,000)
  Payments on capital lease obligations            (418,328)         (387,890)
  Acquisition of Treasury Stock                    (532,139)                0
  Increase (decrease) in other
   non-current liabilities                            7,394            18,573

  Net cash (used) provided by
   financing activities                          (5,072,087)        2,264,120

  (Decrease)/increase in cash and
   cash equivalents                                 (26,928)        5,037,111

Cash and cash equivalents:
  Beginning of period                             4,886,011           330,672
  End of period                                $  4,859,083      $  5,367,783

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the entire year.

2) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals. The Company, on February 23, 2001, entered into its second amendment to the original loan agreement with Bank of America, thus enabling the company to proceed with the York, Nebraska facility's fuel grade expansion project. The second amendment included a provision that established a $5 million reserve against the Company's revolving line-of-credit. However, the reserve is reduced by suppressed availability, if any, determined by the borrowing base calculation used to determine the credit availability under the revolving line-of-credit. As of March 31, 2001, the revolving line-of-credit had a $10.4 million collateral base of which $2.4 million was suppressed, thus yielding a net reserve of $2.6 million. Therefore, the Company had $5.4 million of credit availability on its revolving line-of-credit at March 31, 2001.

3) Stock Options

On February 22, 2001, 15,000 options were granted at $3.125 per share to current directors under the reload provisions of the original option grant. On March 5, 2001, 2,500 options were granted at $3.00 per share to executive management under the reload provisions of the original option grant. On March 26, 2001, 10,000 options were granted at $2.94 per share to executive management under the reload provisions of the original option grant. All the aforementioned option grants were made at the fair market value of the stock on the date of grant. During the quarter ended March 31, 2001, 206,283 options were exercised by current and former employees and directors.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:

For the three months ending
March 31,                               2001            2000
  Net earnings
    As reported                    $  1,246,707    $  1,194,532
    Pro forma                         1,170,805       1,170,422

  Diluted earnings per share
    As reported                    $        .08    $        .07
    Pro forma                               .07             .07



For the nine months ending
March 31,                               2000            2001

  Net earnings
    As reported                    $  4,888,288    $  1,373,647
    Pro forma                         4,760,139       1,168,039

  Diluted earnings per share
    As reported                    $        .30    $        .08
    Pro forma                               .29             .07


The Company's basic earnings per share for the pro forma information noted above is the same as the Company's diluted earnings per share for all the periods disclosed.


5) Earnings Per Share

The diluted earnings per share for the three months ended March 31, 2001 and 2000 have been calculated based on 16,542,146 and 16,316,561 diluted shares outstanding, respectively. The diluted earnings per share for the nine months ended March 31, 2001 and 2000 have been calculated based on 16,369,495 and 16,169,130, respectively. The Company's diluted earnings per share in the financial statements above are the same as the basic earnings per share for each of the periods disclosed.


6) Inventories

                                        March 31, 2001      June 30, 2000
Inventories consisted of the
  following components:
  Raw Materials                          $  1,288,939        $  1,276,938
  Hedged grain costs                          524,863                   0
  Work in progress                            501,642             493,064
  Finished goods                            1,924,307           1,469,053
  Spare parts                               1,641,903           1,044,506

Total                                    $  5,881,654        $  4,283,561


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

                                        Pre-tax      Tax Expense    Net-of-Tax
                                         Amount       (Benefit)       Amount
Other comprehensive income/(expense)
 consisted of the following components:
  Grain derivatives                   $  (222,925)  $  (83,597)   $  (139,328)
  Unleaded gasoline derivatives       $   (22,470)  $   (8,426)   $   (14,044)

                                          Grain        Unleaded      Gasoline
                                       Derivatives    Derivatives      Total

Balance, beginning                    $  306,165    $        0    $   306,165
Current period change                 $ (445,493)   $  (14,044)   $  (459,537)

Balance, ending                       $ (139,328)   $  (14,044)   $  (153,372)



8) Commitments, derivatives and hedging activities

During the first quarter of fiscal 2000, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of this pronouncement did not have a material effect on the financial statements at March 31, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives qualify as hedges of recognized assets, liabilities or firm commitments under SFAS 133, changes in the fair value of derivatives are offset against the changes in fair value of assets, liabilities, or firm commitments through earnings. If the derivatives qualify as cash flow hedges of forecasted transactions, then changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value, if any , will be immediately recognized in earnings.

The Company routinely enters into forward contracts for grain purchase requirements. Some of these forward contracts are unpriced, subject to market fluctuations, and some of them are priced. The Company's fixed priced forward contracts for purchases of normal grain requirements are not considered derivatives and, accordingly, changes in the market value of such contracts are not recognized; instead, the fixed price cost of the grain is included in cost of goods sold at the time the grain is consumed in the conversion process.

During the quarter ended March 31, 2001, the Company entered into a six-month forward variable priced fuel ethanol sales contract for 2.4 million gallons, that was indexed to the average daily price of unleaded gasoline, as reported at Chicago Platt's pipeline. The contract sets the price of deliveries weekly based on the corresponding week's daily average unleaded gasoline price plus a fixed spread. To protect against the risk of lower unleaded gasoline prices, which would adversely affect the forward sales contract pricing, and to establish a known net delivered contract price on the associated fuel grade ethanol deliveries, the Company sold unleaded gasoline futures to cover approximately one-fourth of the variable priced contract.

As of and during the quarter ended March 31, 2001, the Company held derivative positions accounted for as cash flow hedges of its forecasted grain purchase requirements and forward ethanol sales commitments, under SFAS 133. The resulting net gain or loss from such derivatives is reported in cost of goods sold when the related grain purchase or ethanol sales transaction occurs. The grain and unleaded gasoline derivative gains or losses reflected in other comprehensive income at March 31, 2001, will be recognized in earnings during the subsequent time period when the related forecasted grain or ethanol sales transaction occurs, generally during the subsequent quarter. The Company does not hedge all of its forecasted grain or forward variable priced ethanol sales transactions. Currently, the maximum length of time over which the Company is hedging forecasted grain purchase transactions with derivative positions is one quarter.


9) Nonrecurring Items

Net sales and revenues reported for the nine month period ended March 31, 2001, included $1,814,628 of proceeds from the state of Nebraska's ethanol producer incentives program. These funds were received pursuant to the Company's amended agreement with the state of Nebraska; no further incentive payments are available under the Company's amended agreement.

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


Nine Months Ended March 31, 2001 and 2000

Net Sales and Operating Expenses.

Net sales and revenues for the nine months ended March 31, 2001, were 39.4% higher than net sales for the same period ended March 31, 2000. During the nine months ended March 31, 2001, approximately 58.0 million gallons of fuel grade ethanol were sold at an average price of $1.32 per gallon compared to 51.3 million gallons sold at an average price of $1.03 per gallon, for the same period ending March 31, 2000. Fuel grade ethanol sales included 11.0 million gallons of brokered fuel grade ethanol (marketed on behalf of other producers) for the nine months ended March 31, 2001 compared to 2.4 million gallons of brokered fuel grade ethanol for the same period ended March 31, 2000. In addition, approximately 8.1 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.49 per gallon during the nine months ended March 31, 2001 compared to approximately 5.6 million gallons sold at $1.43 per gallon for the same period ended March 31, 2000. Industrial/beverage grade ethanol sales included 1.2 million gallons of brokered industrial/beverage grade ethanol (marketed on behalf of other producers) for the nine months ended March 31, 2001 compared to 1.4 million gallons of brokered industrial/beverage grade ethanol for the same period ended March 31, 2000. Fuel grade gallons sold during the nine months ended March 31, 2001 increased by approximately 13% compared to the same period ended March 31, 2000, while industrial/beverage grade gallons sold during the similar period increased 45% compared to the same period ended March 31, 2000.
The increase in industrial/beverage grade gallons was primarily due to increased marketing efforts in that segment of the Company's business.

Whereas, the increase in fuel grade ethanol volume was the direct result of the 358% increase in brokered fuel grade ethanol. The increase in net sales revenue resulted from increased volumes and a 28% increase in the sales price of fuel grade ethanol, which stemmed from favorable blending economics and mandated oxygenate market demand in the latter two-thirds of the period. Included in the Company's net sales and revenues were $2,559,226 and $2,471,779 of state producer incentive payments from Kansas and Nebraska for the nine-month period ended March 31, 2001 and 2000, respectively. Current year incentives include a one-time $1,814,668 incentive from the state of Nebraska for increased production capacity, which expired as of December 28, 2000. The Company's Portales, New Mexico facility contributed $17,485,006 and $13,864,373 of net sales and revenues for the nine-month period ended March 31, 2001 and 2000, respectively.

Cost of products sold as a percentage of net sales and revenues was 89.0% and 92.5% for the nine months ended March 31, 2001 and 2000, respectively. The decrease in the cost of products sold as a percentage of net sales and revenues was due to higher fuel grade and industrial beverage grade ethanol net-backs (sales price less freight) together with decreased average grain prices. Current fiscal year average net-backs increased $0.32 and $0.11 per gallon on fuel grade and industrial/beverage grade ethanol, respectively, compared to prior fiscal year. Average per bushel grain costs declined to $1.92 for the nine months ended March 31, 2001, down from $1.95 for the same period ended March 31, 2000. These gains were offset by significantly higher natural gas costs compared to the same period a year ago. Natural gas prices averaged $4.81 per MMBTU (million British Thermal Units) during the nine months ended March 31, 2001, up from $2.40 per MMBTU for the same period ended March 31, 2000. The Company's Portales, New Mexico facility contributed $15,721,659 and $14,024,724 of cost of products sold for the nine-month period ended March 31, 2001 and 2000, respectively.

Selling, general and administrative (SG&A) expenses increased 17.1% for the nine months ended March 31, 2001, compared to the same period ended
March 31, 2000.   This increase is the result of an increase in
administrative salary and benefit expenses resulting from an increase in staff, increased travel related expenses, increased licenses, permits, dues, and subscriptions, and increased professional fees resulting from glycerol side-stream research.

Net Earnings.

Net earnings increased $3.5 million for the nine months ended March 31, 2001, compared to net earnings for the same period in 2000. Net earnings as a percentage of net sales and revenues increased from 1.8% to 4.6%.
The increase is due to an increase in the Company's gross profit, from higher net-backs and lower grain costs, net of higher deferred tax expenses for the period ended March 31, 2001 compared to the same period ended March 31, 2000. Diluted earnings per share at March 31, 2001, were $0.22 per share higher than diluted earnings per share for the same period in 2000 due to the increased earnings. The Company's Portales, New Mexico facility contributed $1,763,347 and ($160,351) of plant operating margin before taxes, allocated overhead and interest expense for the six-month period ended March 31, 2001 and 2000, respectively.

Three Months Ended March 31, 2001 and 2000

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended March 31, 2001, increased 45.6% compared to the same period ended March 31, 2000. During the quarter ended March 31, 2001, approximately 21.4 million gallons of fuel grade ethanol were sold at an average price of $1.37 per gallon compared to approximately 17.1 million gallons sold at an average price of $1.11 per gallon, for the same period ending March 31, 2000. Fuel grade ethanol sales included 4.6 million gallons of brokered fuel grade ethanol (marketed on behalf of other producers) for the quarter ended March 31, 2001 compared to .8 million gallons of brokered fuel grade ethanol for the same period ending March 31, 2000. In addition, approximately 3.6 million gallons of industrial/beverage grade ethanol were sold at an average price of $1.53 per gallon during the quarter ended March 31, 2001 compared to approximately 2.8 million gallons sold at $1.38 per gallon for the same period ending March 31, 2000. Industrial/beverage grade ethanol sales included .3 million gallons of brokered industrial/beverage grade ethanol for the quarter ended March 31, 2001 compared to .6 million gallons of brokered industrial/beverage grade ethanol for the same period ending
March 31, 2000. Fuel grade gallons sold during the quarter ended March 31, 2001 increased approximately 24.8% compared to the same period in 2000. Industrial/beverage grade gallons sold during the quarter ended March 31, 2001 increased approximately 28.6% compared to the same period in 2000. The fuel grade ethanol market demand was very strong for the quarter ended March 31, 2001, due to favorable blending economics and mandated oxygenate market demand. The Company's fuel grade ethanol sales volume increases were primarily driven by the increased brokered volume for the comparable periods. Industrial/beverage grade gallons increased primarily in response to increased marketing efforts in that segment of the Company's business. The higher net sales were the result of increased volumes in both grades of ethanol and a 23.4% increase in the average delivered price of fuel grade ethanol. Included in the Company's net sales and revenues were $314,785 and $337,663 of state producer incentive payments from Kansas for the quarter ended March 31, 2001 and 2000, respectively. The Company's Portales, New Mexico facility contributed $6,610,359 and $5,491,776 of net sales and revenues for the periods ended March 31, 2001 and 2000, respectively.

Cost of products sold as a percentage of net sales and revenues was 92.0% and 89.2% for the three months ended March 31, 2001 and 2000, respectively. The cost of products sold as a percentage of net sales and revenues for the quarter ended March 31, 2001 increased compared to the same period in 2000. The increase was due to higher average grain prices and increased natural gas costs for the comparable periods. Natural gas prices averaged $5.14 per MMBTU (million British Thermal Units) during the three months ended March 31, 2001, up from $2.38 per MMBTU for the same period ended March 31, 2000. The average cost of grain increased to $2.06 per bushel for the quarter ended March 31, 2001, compared to $1.96 per bushel for the same quarter in 2000. The unfavorable price moves, in natural gas and grain, were partially offset by higher average net-backs for both fuel and industrial/beverage grade ethanol. Current quarter average net-backs increased $0.16 per gallon on both fuel grade and industrial/beverage grade ethanol for comparable periods. The Company's Portales, New Mexico facility contributed $6,126,101 and $5,075,356 of cost of goods sold for the periods ended March 31, 2001 and 2000, respectively.

Selling, general and administrative (SG&A) expenses increased 45.8% for the quarter ended March 31, 2001, compared to the same period ended March 31, 2000. This increase is the result of an increase in administrative salary and benefit expenses resulting from an increase in staff, increased licenses, permits, dues, and subscriptions, increased bad debt reserve, and increased research and development expenses resulting from the glycerol side-stream research.

Net Earnings.

Net earnings increased slightly for the three months ended March 31, 2001, compared to net earnings for the same period ended March 31, 2000. Net earnings as a percentage of net sales and revenues decreased from 4.3% to 3.1% for the comparable periods. The decrease is due to an decrease in the Company's gross profit, from higher average grain prices and increased natural gas costs for the period ended March 31, 2001 compared to the same period ended March 31, 2000. Diluted earnings per share at December 31, 2000, were $0.08 per share, or $.01 per share higher than diluted earnings per share for the same period in 2000 due to the increased earnings. The Company's Portales, New Mexico facility contributed $484,258 and $416,420 of operating margin before taxes, allocated overhead and interest for the periods ended March 31, 2001 and 2000, respectively.


Liquidity and Capital Resources

The Company's primary source of funds during the quarter ended March 31, 2000 was cash flow from operating activities. At March 31, 2001, the Company had working capital of approximately $9.9 million compared to working capital of approximately $7.3 million for the period ended June 30, 2000. The increase in working capital was primarily due to increases in trade receivables and inventories. The Company's inventory increase is due to increases in deferred hedging costs and spare parts inventory.

Capital expenditures through March 31, 2001 amounted to approximately $3.3 million for modifications to the Company's three plants compared to approximately $1.0 million for the same period in fiscal 2000. The majority of the current fiscal year's expenditures relate to modifications to the Company's Colwich, Kansas facility, which acquired new dryers for increased output and more reliable operations, and York, Nebraska facility, which is under going a twelve million gallon expansion.

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and a $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals. The company, on February 23, 2001, entered into its second amendment to the original loan agreement with Bank of America, thus enabling the company to proceed with the York, Nebraska facility's fuel grade expansion project. The second amendment included a provision that established a $5 million reserve against the Company's revolving line-of-credit. However, the reserve is reduced by suppressed availability, if any, determined by the borrowing base calculation used to determine the credit availability under the revolving line-of-credit. As of March 31, 2001, the revolving line-of-credit had a $10.4 million collateral base of which $2.4 million was suppressed, thus yielding a net reserve of $2.6 million. Therefore, the Company had $5.4 million of credit availability on its revolving line-of-credit at March 31, 2001.The Company believes it has adequate short-term working capital and borrowing availability under its financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

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



Seasonality

Fuel grade ethanol prices are historically soft during the non-oxygenate period, which coincides with the Company's first and fourth fiscal quarters. Typically fuel grade ethanol prices firm up during the winter months, which coincide with the Company's second and third fiscal quarters, due to the mandated markets of the Federal Oxygen Program. Prices generally increase in the weeks before September, and decrease by March due to shipping schedules. Additionally, fuel grade ethanol prices historically have been influenced by the price of unleaded gasoline, which remained strong during the first three-quarters of fiscal 2001. Due to the continued strength of the unleaded gasoline market and demand from oxygenated fuel program, fuel grade ethanol pricing remained strong throughout the third quarter of fiscal 2001. With the summer blending season commencing, ethanol prices tend to soften but with many analysts projecting continued strength in the oil markets, management believes fuel ethanol pricing will remain at the current levels or move up slightly throughout the Company's fiscal fourth quarter. Furthermore, the Company has contracted approximately seventy five percent of its fuel grade ethanol production through September 2001 at fixed prices, thus minimizing the Company's exposure in the event of an unforeseen downturn in the market, but conversely limiting the Company's ability to gain from additional market increases. Currently, there is legislation pending which could significantly affect the demand for fuel grade ethanol either positively or negatively. Current legislation is attempting to deal with the perceived problems surrounding the MTBE environmental contamination issues by phasing out MTBE over the next several years, eliminating the oxygenate requirement, and implementing a minimum renewable fuels content for all fuel consumed, excluding diesel. As of March 31, 2001, no such legislation had been enacted.

Grain prices also continue to be favorable for the ethanol industry. Although corn and milo feedstock prices have increased somewhat from harvest lows, market fundamentals (projected crop size, carryouts, export and demand numbers) appear to favor continued low grain prices through the next crop year. As always, grain prices are subject to significant changes due to weather patterns, or in the event of changes in the fundamental market factors described above. The Company has currently contracted approximately 9.6 million bushels under either fixed priced forward contracts, or unpriced basis differential forward contracts which will be priced at a later date. The Company continues to utilize grain futures contracts to hedge against price fluctuations related to its grain feedstock requirements. Current market conditions and carry from previously contracted grain indicates the Company may have slightly higher grain cost during the fourth quarter of fiscal 2001 compared to the prior quarters in fiscal 2001.

Natural gas spot market prices have tripled from year ago levels.
Industry analysts believe this is a complicated situation that has been in progress for several years. Currently, demand for natural gas is outpacing the supply and current inventories are near all time lows, and there appears to be no short-term solutions to the supply imbalance. The problem stems from demand incentives that were built into the market, to encourage use of the clean burning fuel, without any true supply incentives to induce additional exploration for new supply. Now, existing domestic wells are thought to be producing at approximately fifty percent of their original capacity and the U.S. is now importing natural gas from Canada to meet its growing needs. The natural gas pipeline network does not currently have adequate capacity, or in some cases conduits, necessary to move natural gas from areas with abundant supply to areas with deficits, thus further exasperating the supply problems. Some analyst believe these current conditions could persist for the next several years until new production comes on-line and additional distribution infrastructure is constructed. It is the Company's belief that natural gas will trade in the $4.00 per MMBTU to $6.00 per MMBTU range for the next several years, and as in the past three quarters prices could spike to in excess of $10 per MMBTU from time to time in periods of high demand. The Company believes that through forward contracting its natural gas needs it can mitigate the price risk associated with the volatile spot market price moves caused by demand surges from inclimate weather, co-generation or supply disruptions that have affected the spot market prices so dramatically in the first three quarters of fiscal 2001.

Prices for the Company's distillers grain by-products, also known as distillers grain solubles (DGS), historically fluctuate with the price of corn, and provide the Company with some hedge against the possibility of higher grain prices. With grain prices increasing from prior periods, protracted winter, and feed supply shortages, DGS prices firmed up in the third quarter of fiscal 2001. The Company has emphasized production of a wet distillers grain product (WDGS) at its facilities in an effort to strengthen and stabilize its feed markets. The Company believes the feed markets are starting to recognize the true value in the Company's feed co-products, thus it believes there is an opportunity to sustain the firmer pricing in the near term future. However, softening in the prices of feed alternatives, such as corn, could result in some decline in prices for the Company's DGS products.

PART II                     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings were instigated during the quarter ended March 31, 2001, which would have a materially negative impact on the Company's financial condition or which would be considered other than in the ordinary course of the Company's business.

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

  January 25, 2001 Company projects fiscal 2001 third quarter earnings per share range of $.08 to $.10 per share.

  March 13, 2001 Company provides update on pending legislation that might affect ethanol industry.

  April 9, 2001    Company provides update on York, Nebraska facility
  expansion and status of stock repurchase program.

  April 16, 2001 Company announced third quarter earnings and earnings per share for the period ending March 31, 2001.