Form 10-K
period 2001-06-30
HIGH PLAINS CORP
filed 2001-10-11
CIK 317551

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

                      For Annual and Transition Reports
                   Pursuant to Sections 13 or 15(d) of the
                       Securities Exchange Act of 1934


(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required). For the fiscal year ended June 30, 2001 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required).  For the transition period
       from      to      .

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

As of August 31, 2001, there were 16,393,890 outstanding shares of common stock of the Registrant. As of August 31, 2001, the aggregate market value of voting stock of High Plains Corporation held by non-affiliates was approximately $72,389,871, based on the last trade transacted on August 31, 2001.

                    Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end, are incorporated by reference in
Part III.

Part I

Item 1

GENERAL DESCRIPTION OF BUSINESS

High Plains Corporation, a Kansas corporation (the "Company") is engaged in the production and sale of fuel grade and industrial grade ethanol. Fuel grade ethanol is the Company's primary product accounting for the majority of the Company's revenue. The Company, in recent years, has developed an industrial grade ethanol customer base capable of consuming its existing industrial grade ethanol production capacity.

The Company also markets other ethanol producers' product and offers technical consulting services to other ethanol producers.

In addition, the Company sells distiller's grain solubles (DDGS), both wet and dry and carbon dioxide. Carbon dioxide and DDGS are the two recoverable by-products of ethanol fermentation process.

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

In May 2000, the Company entered into a contract to sell the Portales, New Mexico facility. The purchaser could not meet all the conditions of the sales contract by May 31, 2001, consequently the purchase contract expired. The Portales, New Mexico facility generated operating profits of $1.7 million before allocated interest and selling, general, and administrative expenses for the fiscal year ended June 30, 2001. The Company intends to operate the Portales, New Mexico facility for the foreseeable future.

NARRATIVE DESCRIPTION OF BUSINESS

For the Years Ended June 30,          2001         2000        1999
(In Millions)
Ethanol and incentive revenues      $   99.7     $   80.1     $  71.2
Ethanol marketing                       31.7         11.4         8.6
By-products and other sales             19.1         17.0        16.9
Net sales and revenues              $  150.5     $  108.5     $  96.7


Principal Products

The Company's principal product, fuel grade ethanol, is sold for blending with gasoline as a motor fuel. The market for this product is affected by, among other things, the Federal excise tax incentive program. This program, which is scheduled to expire September 2007, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon for which they sell. Under the program, the current tax rate reduction equals $.053 per blended gallon which contains 10% or more ethanol by volume. However, the tax rate reduction decreases to $.052 and $.051 in 2003 and 2005, respectively.

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline. However fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives. Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive.

Since July 1997, the York, Nebraska facility has had the ability to further refine a portion of its ethanol production for sale to markets such as the industrial grade ethanol market and the food and beverage markets. The Company's product is primarily used as a chemical intermediate or solvent, but it also is used in the manufacturing of cosmetics, perfumes, paint thinner and vinegar. Management has elected to limit its industrial grade sales volume to approximately 1.0 million gallons per month in fiscal 2002. Limiting industrial sales volume will allow the Company to take advantage of the United States Department of Agriculture Commodity Credit Corporation's
(CCC) Bioenergy Program. Under the program the Company is eligible to receive a two-year cash incentive for incremental grain consumption for the purpose of producing fuel grade ethanol.

Over the past several years, the Company has increased its focus on the marketing or trading other producers ethanol production. The Company believes its marketing of other producer's ethanol allows the Company to serve its core market area better while leverage its marketing resources and know-how. The Company markets both fuel and industrial grade ethanol for other producers, but it predominately focuses on marketing fuel grade ethanol. The Company increased its marketing volume from 9.3 million gallons in fiscal 2000 to 21.7 million gallons in fiscal 2001. In addition to marketing, the Company, recently, began offering technical consulting to other ethanol producers. This strategy is also focused on fully utilizing the Company's growing technical expertise to generate new revenue streams for the Company.

The main by-product from the conversion of grain sorghum (milo) or corn into ethanol is distiller's grain solubles DGS. DGS can then be further processed into either dryed distiller's grain solubes (DDGS) or wet distiller's grain solubles (WDGS). The principal distinction between the two by-product forms is the moisture content. The majority of the additional processing necessary to produce the two by-products in primarily drying, thus the WDGS takes less additional processing compared to the DDGS. In fiscal 2001, the Company experienced higher natural gas prices, which lead to higher by-product processing costs, thus the Company increased its marketing campaign for WDGS to mitigate its gas usage for by-product processing. The WDGS marketing campaign, also promoted the superior nutritional benefits of WDGS. The Company was able to increase its sales volume of WDGS from 269 thousand tons in fiscal 2000 to 331 thousand tons in fiscal 2001.

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

The primary markets for the Company's DDGS and WDGS by-products continue to be manufacturers of animal feed, and direct consumers such as feedlots and dairies. Sales prices for DDGS and WDGS generally vary with milo, corn, and other competing protein prices. As the competing proteins prices decline, the Company's revenue for DDG and related by-products typically decline. Therefore, if milo, corn, or other competing protein sources remain depressed the Company's DDGS and WDGS revenues could be adversely affected.

In November 1997, the Company signed an agreement with EPCO Carbon Dioxide Products, Inc. (EPCO), of Monroe, Louisiana to capture and purchase CO2 gas produced at the York, Nebraska plant. EPCO has contracted for the purchase of the CO2 gases for an initial period of ten years.

In March 1999, the Company signed an agreement with EPCO to capture and purchase CO2 gas produced at the Colwich, Kansas plant. EPCO has contracted for the purchase of CO2 gas for an initial period of eight years.

Availability of Raw Materials and Supplies.

The Company's primary raw material is grain feedstock, either milo or corn based on availability and price. Historically, the Company has maintained sufficient grain supplies on-site at each of its production facilities for approximately three to five days of continuous production. In May 2000, the Company added an in-house grain procurement department, to procure all the Company's grain needs at its three facilities. The Company subsequently terminated the grain supply agreement with Centennial Trading, LLC, which had been the Company's exclusive grain broker since 1997. The Company believes that by establishing internal grain procurement it can develop better local supply relationships that will reduce the need to buy and store grain offsite and better manage its raw material risk management program. (Also see the discussion of raw materials in Item 7 -- Management's Discussion and Analysis.)

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

The Company is dependent on rail and commercial tanker trucks to distribute its finished products. Any disruption in the rail system or commercial tanker truck system would have a significant detrimental effect on the Company's operations.

Seasonal Factors in Business.

Historically, the Company has been able to sell its fuel grade ethanol at a premium during the mandated wintertime oxygenate period, which coincides with the Company's second and third fiscal quarters. Conversely, the Company's average sales price for fuel grade ethanol during the summer blending season, which fuel grade ethanol is primarily used for a octane enhancer or fuel supply extender, historically has declined. Due to the chronic shortness in gasoline refining capacity and demand fundamentals, gasoline prices have been trending higher in the periods that coincide with the Company's first and fourth quarters. This trend has decreased the differential between the winter and summer blending seasons. This has translated into more consistent pricing across the Company's four fiscal quarters. To further reduce the cyclical swings in pricing the Company is moving toward longer-term contracts. In the past the Company primarily contracted for six-month blending cycles, whereas today the Company is committing more production volume to twelve-month contracts. This practice typically leads to more stable pricing. The Company's industrial grade ethanol sales prices tend to be more consistent quarter over quarter due to the length of the contracts. The Company's industrial grade ethanol sales contracts generally stipulate twelve-month terms, thus providing some stability, over the course of the contract, in pricing.

Plant operations also tend to be more efficient in the cooler months which also coincide with the Company's second and third quarters, thus production rates tend to be higher during this period. This generally tends to spread the fixed cost of operations across more units, thus lowering the overall per unit cost. However, if the fixed cost change over the same relevant range of output, no financial benefit will be reflected in the financial statements.

Corn and milo, the Company main raw material inputs, typically increase in price during the Company's second and third fiscal quarters. (For information regarding the seasonality of the Company's business, see the "Seasonality" discussion in Item 7 -- Management's Discussion and Analysis.)

Customers.

For fiscal year ended June 30, 2001, the Company's sales to five customers represented in the aggregate approximately 46% of the Company's total product sales and revenues. The Company's DDGS and WDGS sales to ICM, Inc., which held an exclusive brokerage agreement throughout fiscal 2001, represents approximately 20% of the total sales to these five customers, while one fuel grade ethanol customer represents approximately 37% of the sales to these five customers. Remaining sales were primarily to ethanol customers. The Company believes that the loss of any of these customers would not have a material adverse effect on the Company's sales and revenues due to other available markets for its products.

Competitive Conditions.

The Company is in direct competition with other ethanol producers. Archer Daniels Midland is the largest ethanol producer in the United States with approximately 856 million gallons of capacity or approximately 43% of the industry's total capacity of approximately 2 billion gallons. The Company, with approximately 71 million gallons of ethanol production capacity, ranks seventh in size, in the industry. With the projected completion of the York, Nebraska expansion in early fiscal 2002, the Company should be able increase its annual capacity to 85 million gallons, thus becoming the sixth largest producer.

The top ten ranking is estimated to be as follows:

                                           Annual Capacity
                                       (in millions of gallons)
                                      Fuel             Industrial
Company                               Grade               Grade

ADM                                    646                 210
Williams Energy Ventures                95                  35
Minnesota Corn Processors              125                   0
Cargill                                100                   0
Midwest Grain Products                  48                  48
New Energy                              80                   0
High Plains Corporation                 59                  12
Grain Processing                         0                  60
AE Staley                               40                   5
AGP                                     30                   0


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

Number of Employees.

As of June 30, 2001, the Company employed 154 persons, in a full-time capacity. These included 44 employees at the Colwich, Kansas plant; 55 employees at the York, Nebraska plant; 41 employees at the Portales, New Mexico plant; and 14 employees in the Wichita, Kansas Corporate office. The total number of employees increased in fiscal year 2000 as the Company's operations strengthened its technical capability.


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


Item 3                         LEGAL PROCEEDINGS

As of June 30, 2001, and through the filing of this Form 10-K, the Company is not a party to any legal proceedings other than those which have arisen in the course of normal business operations, none of which are expected to have a material adverse effect on the Company's financial condition.


Item 4                   SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

Part II

Item 5             MARKET FOR THE REGISTRANT'S COMMON EQUITY
                      AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HIPC.

The number of holders of the Company's common stock as of June 30, 2001, was approximately 5,666 determined by an examination of the Company's transfer book and through broker search.

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

The table below sets forth the range of high and low market prices for the Company's shares during fiscal 2001 and fiscal 2000. These prices do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal                Price              Fiscal               Price
2001             High       Low          2000            High       Low
1st Quarter      4.047      2.125        1st Quarter     1.906      1.375
2nd Quarter      4.063      2.063        2nd Quarter     1.906      0.688
3rd Quarter      3.719      2.625        3rd Quarter     4.938      1.750
4th Quarter      5.000      3.063        4th Quarter     3.750      2.000


Item 6                      SELECTED FINANCIAL DATA

                              Five Year Summary Financial Data (Audited)
                           (in thousands of dollars, except per share data)
Year ended June 30          2001       2000       1999       1998      1997

Income Data
Net Sales and Revenue     $ 150,459  $ 108,531  $  96,730  $ 84,864  $  63,122
Net Earnings (Loss)           6,164        160        535    (3,593)     1,733
Earnings(Loss) Per Share
  Basic                         .38        .01        .03      (.22)       .11
  Assuming Dilution             .37        .01        .03      (.22)       .11

Balance Sheet

Long-term Debt               10,306     17,433      9,178    11,703     10,200
Total Assets              $  94,587  $  85,403  $  80,613  $ 83,250  $  79,075


Item 7               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2001 we achieved many goals, and took advantage of favorable market conditions to make great progress towards our long-range strategic plan for the Company. We posted record revenues of $150 million; increased our marketing presence and our flexibility in delivery of products; improved operational efficiencies; and achieved a modest production expansion at the Colwich, KS facility while initiating a 14 million gallon expansion of the York, Nebraska facility. At the same time, we established a risk management strategy that helped us to level out the volatility of the commodity markets that affect our industry, and to post four consecutive quarters of more consistent, predictable profitability.

High Plains produces and markets primarily fuel grade ethanol. However, since July 1997 the Company has maintained a presence in the industrial and beverage grade ethanol markets. Since that date, the York, Nebraska facility has had the capability to further refine approximately one million gallons per month of existing fuel ethanol production capacity for sale in additional markets in the industrial, food, and beverage industries. Even higher volumes can be marketed as a mid-grade product to certain users within these industries. Sales of these products have historically provided greater returns and greater margins than fuel grade ethanol, although prices for fuel ethanol during fiscal 2001 were higher than normal, to the point that industrial margins were somewhat less attractive. Even with the high prices of fuel ethanol, the Company has made a conscious decision to maintain this presence in the industrial markets, although at production levels less than maximum capacity for these products. Industrial production typically requires an incremental additional cost ranging from $.09 to $.15 per gallon, depending primarily on the cost of natural gas. Prices for these more highly refined industrial products rose slowly but steadily during 2001, and management believes that industrial pricing will continue to rise to compete with fuel ethanol pricing, and the markets will again reflect a premium for the more highly refined products. For now, both market pricing and incentive programs (discussed in more detail below) favor an emphasis on fuel ethanol production. The York facility does have the ability to switch between fuel and industrial production depending on current market demands, and typically is run at full production capacity.

During fiscal 2001, High Plains derived approximately 85% of its revenues from the sale of ethanol, with 75% attributed to fuel ethanol sales, and 10% attributed to industrial grade ethanol sales. Approximately 13% of revenues were derived from the sale of distiller's grain solubles. The remaining 2% of revenues were from state production incentive programs, CCC Bioenergy program and carbon dioxide gas sales. The majority of the 2% was related to state producer incentive programs. The sale prices of ethanol (both fuel, and to some extent industrial) tend to vary with the wholesale price of gasoline, although fuel ethanol prices tend to track gasoline prices more directly. Prices for distiller's grain solubles vary with the cost of grain and other protein animal feeds in the marketplace. Carbon dioxide prices received by the company are set by a long-term contract and vary only with production volumes.

Under the federal government's excise tax incentive program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax credit for each blended gallon, resulting in an indirect pricing incentive to ethanol. Originally scheduled to expire in September of 2000, this excise tax credit was extended until September 2007. The current tax rate reduction equals $.053 per blended gallon which contains 10% or more ethanol by volume. However, the tax rate reduction decreases to $.052 and $.051 in 2003 and 2005, respectively. Consequently, the excise tax credit should continue to enhance the value of fuel grade ethanol through that date, and provide a level of continuity, which supports funding and expansion in the industry.

Another federal incentive targets new and expanded production of fuel ethanol. The CCC Bioenergy Program, administered through the Department of Agriculture, became effective in December of 2000, and provides for "large" ethanol producers to receive reimbursement for the cost of one bushel of grain for every 3.5 bushels of increased grain usage in fuel ethanol production. "Small" producers (less than 65 million gallons annually) would receive one bushel for every 2.5 bushels of increased usage. Based on anticipated additional ethanol production at our Nebraska and Kansas plants, the Company expects to receive approximately $4 million from this program during the two-year period that it is in place.

The ethanol industry also benefits from various state production incentives. During fiscal 2001, the Company received approximately $.06 per gallon as a production incentive from the state of Kansas for ethanol produced at its Colwich, Kansas facility. This incentive was recently renewed and modified by the Kansas legislature to continue to benefit existing ethanol production, while further encouraging new and expanded production within the state. Ethanol producers will now receive a fixed incentive of $.05 per gallon for existing production, and $.075 per gallon for new or expanded production, through June 30, 2004. During fiscal 2001, the Company effectively expanded the production capacity at this facility from approximately 16 million gallons per year, to 20 million gallons per year. Additional expansions of that facility are currently being considered by management, in light of the various incentive programs available.

Until recently, the state of Nebraska also provided a production incentive of $.20 per gallon for the first 25 million gallons of annual ethanol production at the Company's York, Nebraska facility. The incentive was available for a five year period, and the Company completed its original eligibility for benefits under this program in November of 1999. During one year of this initial incentive program (1996) the Company failed to produce enough gallons to achieve approximately $1.8 million of its maximum annual incentive. This amount was awarded to the Company in the second quarter of fiscal 2001 under a provision of the original program that allows additional credit for expansions of production after initial production is established. Nebraska has now adopted a new three-year incentive program, which provides $.075 per
gallon for new or expanded gallons produced within the state.   The portion
of the incremental gallons, resulting from the Company's recent 14 million gallon expansion of the York, Nebraska facility, should qualify for production credits under the new production incentive program. However, the Company's maximum eligibility under the incentive program is 10 million gallons or $750,000 per year, which is significantly less than the previous incentive program.

In addition to incentives, fuel ethanol sales prices reflect a premium due to ethanol's oxygenate (see discussion below) and octane enhancing properties. Demand for ethanol also affects price. Ethanol demand is influenced primarily by its cost in relation to availability and cost of gasoline and other octane enhancing products, and also by availability of alternative oxygenates (where oxygenated fuels are required). The dramatic increase in gasoline prices subsequent to December 1999 has increased demand for ethanol as a fuel extender, as the net cost of ethanol to blenders became less than unblended gasoline. With continued strong oil prices, and a corresponding increase in gasoline pricing, ethanol has become a much more competitive product in the marketplace. While a similarly dramatic decrease in the price of oil would have a negative effect on ethanol demand, such a decrease is not currently anticipated by most industry analysts.

Other federal programs such as the Reformulated Gasoline (RFG) program also affect ethanol demand. Specific designated areas of the country which have poor air quality or which have elected to be subject to RFG II, are required to comply with RFG II vehicle emission standards. Phase II of the RFG program (RFG II) was implemented June 1, 2000, and contains more stringent fuel volatility requirements than RFG. Ethanol blending during hotter summer months requires either the cooperation of refineries in producing a lower vapor pressure gasoline blendstock, or a change in the way volatility is calculated, in order to be in compliance. Ethanol supporters have requested the Environmental Protection Agency (EPA) and the United States Congress to consider modification of these volatility restrictions for ethanol blended fuels due to ethanol's other benefits, including a reduction in ozone forming carbon monoxide emissions. These requests are under consideration, but no rulings or legislation granting such a waiver have been enacted to date. During the summer of 2000, there was a shortage of this low volatility blendstock, creating a shortage of RFG II gasoline in some areas. While the EPA did grant temporary waivers to certain areas during supply interruption periods allowing non-compliant fuels to be used, many requested waivers were refused. During the summer of 2001, the EPA granted a similar waiver to ethanol blenders located in the Chicago and Milwaukee areas, but not in other areas of the country. In the absence of a longer term and more wide spread solution, ethanol demand created by the RFG II program could decrease during hotter summertime months in comparison to prior years.

Recent negative publicity received by ethanol's competing oxygenate, MTBE, in California and other states has also affected ethanol demand. Based on the discovery of MTBE in local water supplies, California Governor Gray Davis issued an executive order in March of 1999 calling for the elimination of MTBE from California gasoline supplies by December 31, 2002. As of September, 2001, thirteen other states have also legislated restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit. Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality "non-attainment" areas must contain a certain oxygen content during the wintertime months of September through March. Ethanol and MTBE are the two most common oxygenates, dividing the market approximately 20% to 80% respectively. If MTBE use is limited, ethanol demand and usage could be substantially increased. However, the state of California specifically petitioned the EPA to waive the oxygenate requirements of the Clean Air Act, and to allow the use of non-oxygenated fuels either locally or nationally. In June of 2001, the EPA formally denied this waiver request, and shortly thereafter an attempt to grant California a legislative exemption from the oxygenate requirement was soundly defeated in the House of Representatives. In August California filed a lawsuit against the EPA seeking to overturn its decision on the waiver. While industry supporters believe the chances of that lawsuit succeeding are unlikely, an elimination of the oxygen standard, whether by legislation or by court order, could have a significant negative impact on the ethanol industry. At the same time, continued enforcement of the oxygenate standard could have a significant positive impact on ethanol demand. Ethanol has not previously been widely blended in California because of their more stringent state fuel volatility requirements. However, California now requires all MTBE blended gasoline pumps to carry labels stating that MTBE blended gasoline has been determined to be hazardous to the environment. The state has also granted ethanol blended gasoline a year round vapor pressure waiver to facilitate its use within the state. During fiscal 2001, High Plains Corporation delivered approximately 12 million gallons of its own production into California markets. It is anticipated that the replacement of MTBE with ethanol in California alone would require an additional 580 million gallons of ethanol each year to be shipped into the state.

Nationally, there is also a movement to eliminate MTBE. In addition to the 14 individual states which have restricted its use, federal legislation has been proposed which has focused on a compromise solution which would phase out MTBE, eliminate the oxygen requirement of the Clean Air Act, and replace it with a renewable fuels content requirement that gradually increases over the next several years. If this solution were adopted, it should significantly increase the demand for ethanol over this time period. In short, current law is favorable to ethanol in that it requires oxygenate blending. If MTBE usage is reduced and the law is not changed, or if the oxygen requirement is replaced with a similar "renewable fuels" requirement, the ethanol industry stands to see stronger demand and significant benefit. Conversely, the elimination of the oxygen requirement without adopting a renewable fuels requirement (or other similar incentive for ethanol blending), could have a significantly negative impact on both ethanol demand and pricing.

The Company traditionally has sold a majority of its fuel ethanol production based on spot market conditions and short-term seasonal contracts. It is now attempting to make greater use of longer-term contracts to sell fuel ethanol (see Note 6 to the financial statements). Management believes that this strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability. As of August, 2001 the Company had contracted to sell almost all of its ethanol production through March of 2002. While most of these sales were made on fixed price contracts, approximately one-third were done on variable price agreements tied to reported prices of either gasoline or ethanol. The Company has also announced an intention to increase its marketing or trading of ethanol produced by other ethanol producers. This would be accomplished either by marketing product of others on a straight commission basis, or by purchasing product of others to meet existing sales opportunities. In July of 2001, the Company announced that it had entered into initial agreements with four independent ethanol producers to market approximately 60 million gallons of their fuel ethanol production annually. Combining these gallons with the 85 million gallons now produced by High Plains own facilities, the Company has leveraged its marketing expertise, generated additional revenues, and gained flexibility in product delivery with more origination locations and potential for freight arbitrage. By increasing the number of gallons it has to sell, management also believes that it can be competitive in markets not readily available to small producers.

The Company's primary grain feedstocks during fiscal 2001 were milo and corn. Production at the Colwich, Kansas and Portales, New Mexico facilities relied almost exclusively on milo, while the York, Nebraska plant primarily utilized corn. The utilization of milo versus corn feedstocks is a function of
availability and price per bushel.   The cost of these grains is dependent
upon factors that are generally unrelated to those affecting the price of
ethanol.   Milo prices generally vary directly with corn prices.  Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

In an effort to reduce the volatility of these unrelated markets, management announced in fiscal 1999 its intention to search for an additional product that could be produced utilizing existing facilities, and the Company's perceived expertise in fermentation based chemical products. In fiscal 2000 glycerol was identified as the most promising alternative, the Company acquired a license to utilize a new patented technology to extract glycerol from its existing distillers grain solubles by-products, and pilot plant testing of the process was initiated in September of 2000. While laboratory testing indicated a promising process, difficulties were encountered in scaling up production to full plant flows, and the project has been suspended in favor of expansions and improvements in fuel ethanol production assets described above.

Early in the year ended June 30, 2001, the Company implemented a new Grain
Risk Management Program. This program's stated objective is to stabilize the Company's cost of grain and to generate more predictable margins. Also for the year ended June 30, 2001, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes the accounting and reporting standards for derivative instruments, including hedging activities.

Operation of the Company's ethanol production facilities requires the purchase of grain feedstocks, and the sale of ethanol, primarily fuel-grade ethanol. Accordingly, assuming ongoing operations, the Company is naturally "short" on grain and "long" on fuel ethanol.

The Company's Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of the Company's expected future grain feedstock purchases. The Company's policy allows for the use of fixed price forward purchase contracts, unpriced forward basis differential purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (futures contracts). The Company procured approximately 44% of its fiscal 2001 grain requirements through the use of fixed price forward purchase contracts, and procured approximately 56% of its grain requirements through unpriced forward basis differential purchase contracts using designated derivative future contracts on the CBOT to fix the cost of the grain. During 2001, the Company's practice was to fix the cost of its grain, generally, for 75% of forecasted feedstock purchases for three months. Under this program, the Company does not enter into commitments or derivatives for grain in excess of expected feedstock requirements.

In addition to its forecasted cash flow hedging derivatives positions on unpriced forward grain purchase commitments, the Company maintains grain trading accounts, where it engages in derivative trading activity intended to generate trading profits.

Grain markets remained relatively low during fiscal 2001, the Company's average price of grain decreased $.05 per bushel from fiscal 2000. While CBOT prices remained somewhat consistent with fiscal 2000 price levels, the Company was able to take advantage of beneficial local availability (basis) which yielded favorable basis spreads compared to fiscal 2000. As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price which the Company pays for its feedstock.
As of September 1, 2001, the Company had futures contracts to purchase approximately 10 million bushels of corn and milo for its three plants, of which approximately 9 million bushels also had a basis contracted.

Unfortunately, lower grain prices have also brought lower prices for the Company's feed by-products, wet and dried distiller's grain solubles (DGS). While prices for feed by-products historically rise in the late fall and winter, they also tend to follow corn prices, and have remained lower than normal throughout the last fiscal year as a result. Significant improvement in these prices is not expected in the near future due to (anticipated) continuing low grain prices, and an excess of competing protein feed ingredients in the marketplace. In an effort to remove some of this detrimental reliance on corn pricing, the Company has emphasized the production and marketing of wet rather than dried DGS, at all three of its facilities. Wet DGS has certain benefits that distinguish it from other competing feed products, and allow some price premium to be realized in highly competitive markets. The Company has included the forward contracting of feed sales in its overall decisions regarding risk management.

During 2001, the Company also implemented a new Fuel Ethanol Risk Management Program. The program's stated objectives are to stabilize its sales price of fuel ethanol, and to generate more predictable margins. Part of this program involves unpriced forward contracts to sell portions of the Company's fuel ethanol output to customers with variable prices that are tied directly to the price of unleaded gasoline as quoted on national exchanges. The Company may use derivative contracts to fix the price under the forward contract. Such derivative contracts are treated as forecasted cash flow hedges under the provisions of SFAS 133, and the resulting gains and losses on the open and closed derivative contracts are recognized when the related fuel ethanol delivery occurs under the forward contract with the customer. The deferred gains or losses on these open and closed derivative positions are disclosed as a component of other comprehensive income in these financial statements.

Under this program, the Company does not enter into forward sales commitments in excess of expected fuel ethanol output, and it only enters into gasoline derivatives to the extent that it has unpriced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges. During the third and fourth quarters of 2001, the Company sold approximately 3% of its fuel ethanol output under the above-described program.

The Company's risk management also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the feed driers. Natural gas prices increased significantly through the last half of fiscal 2000 and through fiscal 2001. While spot gas prices at the Nebraska and New Mexico plants more than tripled over this time period, the Nebraska plant's gas requirements were contracted for the year at prices that were significantly lower, and almost all of the gas needs at the Kansas plant are supplied by a long term (ten year) contract to take gas from the local landfill at prices significantly reduced from the spot market. Natural gas prices for 2001 averaged $4.62 per million British Thermal Unit (MMBTU) at York, $6.00 per MMBTU at Colwich, and $6.12 per MMBTU at Portales for Fiscal 2001. While extremely beneficial in fiscal 2001, contracts were continued forward through fiscal 2002, and the Company is now paying somewhat more for its gas needs than the spot market would require.

In December 1997 the Company purchased its Portales, New Mexico ethanol production facility. The acquisition of the Portales plant added approximately 13.5 million gallons per year to the Company's fuel grade ethanol production capacity, although improvements made to that plant have now increased its capacity to approximately 15 million gallons per year.
(The Company's production capacity for all three facilities, including 20 million gallons at the Colwich, Kansas plant and 50 million gallons at the York, Nebraska plant, now totals approximately 85 million gallons of ethanol per year.) However, start-up problems and high grain prices in the Portales area contributed to significant operating losses from that plant in fiscal 1998 and 1999. Although local grain prices had declined to more manageable levels by December 1999, management believed continued ownership of that facility did not fit with its long term strategic plan for the Company.
While products other than fuel grade ethanol were being produced or planned for the Kansas and Nebraska facilities, higher grain prices in New Mexico, and the fact that the Company was too large to take advantage of a small ethanol producer's tax credit that might otherwise be available for the plant, led to management's decision to sell. As of September 2000, the Company had executed a contract to sell the Portales facility to a third party with closing on that sale originally scheduled to occur sometime in late October or November of 2000. In connection with the execution of this contract, the fiscal 2000 financials included a $1.0 million charge resulting from a write-down of the plant's value to its net realizable value, as established by the contracted sales price. However, improvements made to the facility, and the increase in ethanol prices late in calendar 2000, resulted in profitability from the Portales facility for the quarters commencing January 1, 2001. At the same time, even after extensions of the closing date to May 31, 2001, the buyer was unable to complete its obligations to close the sale, and the contract expired on that date. While the Portales facility remains profitable, and is projected to remain profitable with fiscal 2002 contracted ethanol pricing and expected grain prices, the margins at that facility are more narrow than at the Company's other two plants, and substantial increases in grain prices would adversely affect profitability there more quickly than at either the Nebraska or Kansas facilities.

Results of Operations

      Comparison of the fiscal years ended June 30, 2001 and June 30, 2000
             (amounts in millions except averages and per unit prices)

                                                         Increase (Decrease)
                                       2001     2000     $ / Qty    Percent
Net sales and revenues               $ 150.5  $ 108.5    $  42.0       39%

Gallons of fuel grade ethanol sold
  Proprietary production                64.0     65.8       (1.8)      -3%
  Marketing/trading                     20.3      7.4       12.9      174%
    Total                               84.3     73.2       11.1       15%

  Average sales price                $  1.35  $  1.08    $  0.27       25%

Gallons of industrial grade
 ethanol sold
  Proprietary production                 8.8      4.9        3.9       80%
  Marketing/trading                      1.4      1.9       (0.5)     -26%
    Total                               10.2      6.8        3.4       50%

  Average sales price                $  1.50  $  1.41    $  0.09        6%

Production incentives included in
 net sales and revenues
  Kansas producers incentive program $   1.1  $   1.3    $  (0.2)     -15%
  Average per gallon                 $  0.06  $  0.07    $ (0.01)

  Nebraska producers incentive
   program                           $   1.8  $   1.5    $  (0.3)      20%

Distiller's grains and other
 by-product sales                    $  19.1  $  17.0    $   2.0       12%

Cost of products sold
  Cost of products sold as a
   percent of sales and revenues        90.1%    94.1%
  Average grain cost per bushel      $  2.00  $  2.05    $  0.05        2%

Selling, general and administrative
 expenses                            $   3.6  $   3.2    $   0.4       13%

Earnings
  Gross profit margin                    9.9%     5.9%
  Net income                         $   6.2  $   0.2    $   6.0


Revenues

The 39% increase in net sales and revenues resulted from two primary factors: increased sales volumes and higher average sales prices. Significant sales volume increases were achieved in fuel grade marketing/trading (marketing/trading other fuel grade ethanol producers' product) and industrial grade ethanol proprietary production (internally produced industrial grade ethanol volume). The Company participated in the marketing/trading of other ethanol producers' product prior to fiscal 2001, but in fiscal 2001 the Company's management elected to place an emphasis on that segment of its business. The Company believes it can better utilize its marketing resources and better serve its core fuel grade ethanol market through its marketing/trading activities. In 1999, the Company hired a full-time industrial grade ethanol salesperson to increases its market share, thus increasing its utilization of its industrial grade ethanol assets. Since then the Company has been able to develop a core group of industrial customers, which should provide the Company with a stable volume base. Production increased 3.1 million gallons from fiscal 2000 levels due to increased operating efficiency at all three of the Company's facilities, thus allowing for the increased sales volume related to internally produced ethanol.

Average sales prices increased 25% and 6% for fuel grade ethanol and industrial grade ethanol, respectively. Both increases are correlated to the increased average price of gasoline. Fuel grade ethanol historically has tracked with the price of gasoline, while industrial grade ethanol has tracked with the price of fuel grade ethanol. There is typically a lag between price increases in fuel grade ethanol and industrial grade ethanol due to long-term nature of industrial grade ethanol sales contracts compared to the shorter-term nature of traditional fuel grade ethanol sales contracts.

Net sales and revenues include both Kansas state producer incentive payments and Nebraska state production tax credits. Approximately $1.1 million is included in fiscal 2001 net sales and revenues from the state of Kansas. These payments, based on the Company's ratable share of overall Kansas ethanol production, equated to an average incentive of $0.06 per gallon for fiscal 2001 compared to $0.07 per gallon fiscal 2000. Thus indicating increased production by other Kansas producers. The Kansas incentive program has been renewed five times since its inception, most recently in July 2001. This program is currently scheduled to expire July 1, 2004. Under the newly extended Kansas state producers incentive program, existing capacity will be eligible for a flat $0.05 per gallon incentive payment and new incremental capacity for a flat $0.075 per gallon incentive payment. This new structure could further reduce the aggregate amount on Kansas state producer incentives payments the company receives in the future. The Company maintains on-going efforts to extend the program beyond the current expiration date. Management believes the Kansas legislature will continue to support the incentive program in the future due to its economic and agricultural benefits. Production tax credits from the State of Nebraska recorded as revenues totaled $1.8 million in fiscal 2001. The $1.8 million of additional production tax credits were received in conjunction with the Company's calendar 1996 expansion of the Nebraska facility. Under the Nebraska program, the Company received, over a five year period starting in calendar 1995, an incentive in the form of a transferable production tax credit in the amount of $.20 per gallon of anhydrous ethanol produced. Not less than two million gallons and not more than twenty-five million gallons produced annually, at the York, Nebraska facility, were eligible for the credit. The availability of this credit, based upon original production capacity, expired as of December 31, 1999. The Nebraska legislature amended this program in 1999 to allow additional credits for new ethanol plants, or for increased production capacity at current ethanol plants. The Company has increased the capacity of its Nebraska facility by approximately 14 million gallons per year; a portion of the incremental volume should be eligible for the reduced $0.075 state production tax credit. However, the Company believes the available production tax credits will be significantly less than previous years.

Currently, the State of New Mexico does not provide any ethanol production incentives or tax credits. Because of lack of production incentives or tax credits, inconsistent operations, and higher regional grain feedstock costs the Portales facility had not generated any operating profits since its start-up, prior to fiscal 2001. Due to this and management's strategic goals of diversification, it was determined the Portales, New Mexico facility did not complement the Company's portfolio and was subsequently offered for sale. In May 2000, the Company agreed to accept an offer to sell the Portales, New Mexico facility, while maintaining the rights to market the ethanol for a three to five year period. However, the purchaser was unable to meet the conditions of the sales contract and the contract expired on May 31, 2001.
In fiscal 2001, both the Portales facility's operational consistence and general ethanol industry economic conditions improved dramatically. The Portales facility was able to generate operating profits of $1.7 million before allocated interest and selling, general, and administrative expenses. The Company intends to operate the facility for the foreseeable future.

Distiller's grain and other by-products sales increased 12% compared to fiscal 2000. The increase was primarily due to increased sales volume and higher WDGS sales prices. As ethanol production across the Company's facilities increased, additional grain was consumed in the conversion process which equates into higher distiller's grain and related by-product production. Along with the increased production volume, the Company was able to shift sales volume from DDGS to WDGS. The Company's current strategy is to grow its WDGS markets, thus reducing its presence in the DDGS markets. WDGS average sales prices also increased, as the markets began to recognize the superior nutritional value of WDGS compared to alternative protein sources. However, DDGS average sales prices decreased slightly from fiscal 2000 in response to lower grain and alternative protein values. Distiller's grain and its other related by-products tend to track very close to alternative protein sources pricing, and the main alternative protein source is corn or milo. Therefore, depressed corn or milo pricing typically translates into lower average sales prices for distiller's grain and its related products.

Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues, decreased 4% from fiscal 2000 levels. The major drivers of the 4% decrease in fiscal 2001 were lower average cost of grain coupled with higher average ethanol sales prices. The Company's average cost of grain decreased $.05 per bushel to an average of $2.00 per bushel for fiscal 2001. The higher average ethanol prices were a result of higher gasoline prices. Average natural gas, which the Company utilizes for steam generation and drying, prices increased dramatically in fiscal 2001. The Company's average price of natural gas increased $2.26 per million British Thermal Unit (MMBTU) in fiscal 2001, up 86% from the average price in fiscal 2000.

Selling, General and Administrative

Selling, general and administrative expenses were up approximately 13% or $.4 million from the prior year. A majority of the increase related to research and development expenses related to the Company's glycerol side-stream research. Fiscal 2001 research and development expenses increased approximately $.2 million compared to fiscal 2000. The remaining increase was the result of: increased administrative salaries resulting from customary raises; increased dues and subscription expense; increased travel and entertainment; and increased insurance expense.

Earnings

Earnings increased $6.0 million to $6.2 million in fiscal 2001. The increase was driven by: higher gross profit margins; decreased operating expenses; increased interest income; and lower effective financial statement tax rate. Gross profit margin increased 5% to 9.9% in fiscal 2001. The increase was primarily driven by the 25% increase in average fuel grade ethanol prices and the $.05 per bushel decline in average grain prices in fiscal 2001. The gross profit margin increase in fiscal 2001 was diluted by the affects of the incremental marketing/trading revenues, as marketing/trading gross profit margins typically are 1% or less. Operating profits increased $9.0 million compared to fiscal 2000. Fiscal 2000 operating expenses included a $1.0 million expense related to the write-down of the Portales, New Mexico facility to its net realizable value based on the then pending sales contract. Other expenses decreased $.3 million, as a result of increased interest income generated on excess cash, compared to fiscal 2000. The effective income tax rate per the financial statements was reduced from 73%
in fiscal 2000 to 38% in fiscal 2001.  This reduction resulted primarily from changes in reserves taken in fiscal 2000 against deferred tax assets that management believed were more likely than not to expire before adequate taxable income could be generated to utilize the deferred tax assets.

       Comparison of the fiscal years ended June 30, 2000 and June 30, 1999
            (amounts in millions except averages and per unit prices)

                                                           Increase (Decrease)
                                      2000      1999       $ / Qty    Percent
Net sales and revenues              $ 108.5   $  96.7      $  11.8       12%

Gallons of fuel grade ethanol sold
  Proprietary production               65.8      64.6          1.2        2%
  Marketing/trading                     7.4       3.4          4.0      118%
    Total                              73.2      68.0          5.2        8%

  Average sales price               $  1.08   $  1.04      $  0.04        4%

Gallons of industrial grade
 ethanol sold
  Proprietary production                4.9       1.7          3.2      188%
  Marketing/trading                     1.9        --          1.9      n/a
    Total                               6.8       1.7          5.1      300%

  Average sales price               $  1.41   $  1.34      $  0.08        6%

Production incentives included
 in net sales and revenues
  Kansas producers incentive
   program                          $   1.3   $   1.3
  Average per gallon                $  0.07   $  0.08      $ (0.01)

  Nebraska producers incentive
   program                          $   1.5   $   5.2      $  (3.7)     -71%

Distiller's grains and other
 by-product sales                   $  17.0   $  16.9      $   0.2        1%

Cost of products sold               $ 102.1   $  92.0      $  10.1       11%
  Cost of products sold as a
   percent of sales and revenues       94.1%     95.1%
  Average grain cost per bushel     $  2.05   $  2.15      $ (0.10)      -5%

Selling, general and
 administrative expenses            $   3.2   $   2.1      $   1.1       52%

Earnings
  Gross profit margin                   5.9%      4.9%
  Net income                        $   0.2   $   0.5      $  (0.3)


Revenues

The 12% increase in net sales and revenues resulted from two primary factors: increased sales volumes and higher average sales prices. Sales volume increases were achieved in fuel grade ethanol marketing/trading (marketing/trading other fuel grade ethanol producers' product), industrial grade ethanol proprietary production (internally produced industrial grade ethanol volume), fuel grade ethanol proprietary production (internally produced fuel grade ethanol), and industrial grade ethanol marketing/trading. The Company increased its participation in the marketing/trading of other ethanol producers' product in an effort to expand its market presence and to offer a full range of products to its industrial grade customers. In 1999, the Company hired a full-time industrial grade ethanol salesperson to increases its market share, thus increasing its utilization of its industrial grade ethanol assets. The Company has been able to grow its industrial grade sales volume by 188% from its fiscal 1999 level. Production increased 5.6 million gallons from fiscal 1999 levels due to increased operating efficiency at the Company's York, Nebraska and Portales, New Mexico facilities, thus allowing for the increased sales volume related to internally produced ethanol.

Average sales prices increased 4% and 6% for fuel grade ethanol and industrial grade ethanol, respectively. Both increases are correlated to the increased average price of gasoline. Fuel grade ethanol historically has tracked with the price of gasoline, while industrial grade ethanol has tracked with the price of fuel grade ethanol. There is typically a lag between price increases in fuel grade ethanol and industrial grade ethanol due to long-term nature of industrial grade ethanol sales contracts compared to the shorter-term nature of traditional fuel grade ethanol sales contracts.

Net sales and revenues include both Kansas state producer incentive payments and Nebraska state production tax credits. Approximately $1.3 million is included in fiscal 2000 net sales and revenues from the state of Kansas.
These payments, based on the Company's ratable share of overall Kansas ethanol production, equated to an average incentive of $0.07 per gallon for fiscal 2000 compared to $0.08 per gallon fiscal 1999, thus indicating increased production by other Kansas producers. The Kansas incentive program has been renewed four times since its inception, most recently in July 1997. This program was scheduled to expire July 1, 2001, but has since been extended to July 1, 2004. However, the Company maintains on-going efforts to extend the program beyond the current expiration date. Management believes the Kansas legislature will continue to support the incentive program in the future due to its economic and agricultural benefits. Production tax credits from the State of Nebraska recorded as revenues totaled $1.5 million and $5.2 million for the fiscal years ended June 30, 2000 and 1999, respectively. Under the Nebraska program, the Company received, over a five year period starting in calendar 1995, an incentive in the form of a transferable production tax credit in the amount of $.20 per gallon of anhydrous ethanol produced. Not less than two million gallons and not more than twenty-five million gallons produced annually, at the York, Nebraska facility, were eligible for the credit. The availability of this credit, based upon original production capacity, expired as of December 31, 1999. The Nebraska legislature amended this program in 1999 to allow additional credits for new ethanol plants, or for increased production capacity at current ethanol plants.

Currently, the State of New Mexico does not provide any ethanol production incentives or tax credits. Operating losses at the Portales plant, which is located in a region of higher grain feedstock costs, were approximately $0.1 million in fiscal 2000 prior to allocated interest, selling, general and administrative expenses, and asset impairment write-down. In light of management's strategic goals of diversification, it was determined the Portales, New Mexico facility did not complement the Company's portfolio and was subsequently offered for sale. In May 2000, the Company agreed to accept an offer to sell the Portales, New Mexico facility, while maintaining the rights to market the ethanol for a three to five year period. The sales contract price for the plant and other assets was $3,000,000 plus inventory at 85% of fair value at time of closing. The Company recorded a $1.0 million loss associated with the write-down of the Portales, New Mexico facility to its estimated fair value based on the preliminary offer. Subsequently, the contracted buyer was unable to complete its obligations to close the sale and the contract expired on May 31, 2001.

Distiller's grain and other by-product sales increased 1% compared to fiscal 1999. The increase in distiller's grain and other by-products revenues is the net effect of lower per unit sales prices and increased sales volume. The increased sales volume is a direct result of increased production at York, Nebraska and Portales, New Mexico. Distiller's grain prices vary with the cost of alternative feedstocks or protein sources for animal consumption such as grain. Since grain prices trended down in fiscal 2000, distiller's grain prices followed this trend downward. As noted earlier, significant improvement in distillers grain prices is not expected in the near future.

Cost of Products Sold

Cost of products sold, as a percentage of net sales and revenues, decreased 1% from fiscal 1999 levels. The fiscal 2000 decrease in cost of products sold, as a percentage of net sales and revenues was due to the decline in the average price per bushel for grain feedstocks and higher average sales prices for ethanol. However, this decrease was partially offset by a decline in the average sale price of distiller's grain. The Company's average cost of grain decreased $.10 per bushel to an average price of $2.05 per bushel for fiscal 2000.

Selling, General and Administrative

Selling, general and administrative expenses were up approximately 52% or $1.1 million from the prior fiscal year. The increase was the result of increases in administrative salaries and benefits expense resulting from increased staffing, stock grants to key management personnel, increased professional fees resulting from side-stream research and tax planning, increased investor relations expenses, and increased Board of Directors fees and expenses.

Earnings

Earnings decreased $0.3 million to $0.2 million in fiscal 2000. The Company's gross profit percentage increased 1% due to the 4% increase in the average sales price of fuel grade ethanol and the $.10 per bushel decline in average grain prices in fiscal 2000. The Company's operating expenses included increased selling, general, and administrative expenses compared to fiscal 1999 and a $1.0 million write-down of the Portales, New Mexico facility to its net realizable value. The $0.4 million increase in net other expenses was due to decreased other income, which was primarily debt forgiveness recorded in fiscal 1999, and decreased gains on sale of assets in fiscal 2000 compared to fiscal 1999. Income taxes were lower in fiscal 2000 due to reduced earnings with the balance related to the increase in net deferred tax liabilities compared to fiscal 1999.

Income Taxes

The Company has recognized income tax expense at the statutory federal rates, plus applicable state rates, for financial reporting purposes for substantially all pre-tax earnings reported after June 30, 1998 and expects to continue to do so. Most of this tax expense has been in the form of increased deferred tax liabilities as opposed to currently payable obligations. As of June 30, 2001, the Company's deferred tax liabilities were approximately $17.5 million. For financial reporting purposes, these deferred liabilities have been offset by deferred tax assets of approximately $14.4 million, including unused net operating loss (NOL) carryforwards and tax credit carryforwards. The deferred liabilities are not subject to expiration, but the offsetting deferred assets are subject to expiration at various future dates. Certain of these deferred tax assets have been reserved with a $1.9 million allowance, leaving approximately $5.0 million of net deferred tax liabilities on the Company's balance sheet at June 30, 2001. The reserve covers portions of federal and state operating loss carryforwards, and tax credit carryforwards in excess of amounts expected to be utilized. In the past, the Company has considered tax-planning strategies intended to preserve as much of the deferred tax assets as possible, however, at June 30, 2001, no tax planning strategies were in place. During the fiscal years ending June 30, 1999, and 2000, the Company recognized additional tax expenses from providing allowances on the assets expected to expire. At June 30, 2001, the Company has substantial deferred tax assets subject to expiration, for which allowances have not been provided. When, based on available evidence and management estimates, it becomes more likely than not that amounts of deferred tax assets will expire before the benefit is realized, additional allowances will be necessary resulting in the Company recognizing tax expenses in amounts in excess of the statutory federal rates, plus state rates. See Note 7 to the financial statements for additional information, including scheduled expiration dates of the Company's deferred tax assets.

If changes in the stock ownership of the Company cause the Company to undergo an "ownership change" as broadly defined in Section 382 of the Internal Revenue Code (a "Section 382 Event"), utilization of the Company's tax credit and NOL carryforwards may be subject to an annual limitation. The Company does not expect this annual limitation to necessarily limit the total tax carryforwards ultimately utilized in the future. However, this annual limitation could defer the timing of these tax benefits, or even limit their utilization, depending on future events. The Company does not believe that a
Section 382 Event has occurred during the last three fiscal years. However, application of the complex provisions of Section 382 may be subject to differing interpretations by taxing authorities. The Company has no current plans that it expects will limit utilization of its NOL's. However, large purchases of the Company's stock by a single stockholder could create a
Section 382 Event over which the Company has no control.

Seasonality

Historically, the Company generates higher gross profits during the second and third fiscal quarters (October through March) of each fiscal year. This is due to production efficiencies experienced during the cooler months of the year and the traditional decrease in grain feedstock prices during and shortly following the autumn grain harvest. Historically demand and average selling prices for ethanol are higher during the winter months due to federal, state and local governments' oxygenate programs. However, due to chronically tight refining capacity and the initial stages of the MTBE phase-out, fuel grade ethanol prices remained strong throughout the Company's fiscal 2001. The Company believes that due to the tight refining capacity it is likely that gasoline prices will continue to hold above traditional levels, and this, given that fuel grade ethanol traditionally tracks gasoline, should translate into relatively strong fuel grade ethanol prices. In light of these factors, management anticipates strong ethanol prices throughout the first quarter of fiscal 2002, which is typically a period of depressed prices, leading into the typically strong oxygenate season that extends through the second and third quarters. However, the legislative issues regarding MTBE and/or RFG II or significant changes in gasoline supplies or demand could have adverse affect on the long-term ethanol demand and price.

Liquidity and Capital Resources
                                                    (in 000's)
                                            2001       2000       1999
Cash provided by operating activities    $  15.5    $   5.1    $   4.1
Cash and cash equivalents                    6.1        4.9        0.3
Working capital                              5.5        7.3       (4.4)
Capital expenditures                         8.5        1.5        2.2


The Company obtained funds during the last three fiscal years from several sources, including cash from operations, exercise of stock options, and proceeds from various credit facilities. Cash provided by operating activities increased approximately $10.4 million in fiscal 2001 compared to fiscal 2000. Earnings plus non-cash charges for depreciation and amortization and deferred income tax expense generated cash flows of approximately $13.7 million. In addition to the earnings and non-cash charges, accounts payable increased significantly near year-end, as a result of the increase in capital expenditures related to the York, Nebraska facility's expansion, providing approximately $4.9 million of additional cash. These operating activity cash increases where reduced by approximately $3.4 million of increases in accounts receivables and inventories. Cash provided by operating activities was used to upgrade the Company's facilities; approximately $8.5 million was reinvested in plant equipment and upgrades, including $6.5 million in expenditures for the York, Nebraska facility expansion. An additional $5.7 million, of the cash flow, was applied to debt and capital leases.

In fiscal 2001, increases in accounts payable and current maturities of long-term debt caused a decline in working capital.

Liquidity risks have been partially mitigated by the refinancing of the Company's credit facilities, during fiscal 2000. In December 1999, the Company was able to refinance its revolving and reducing lines-of-credit with a bank. The bank provided the Company with a line-of-credit of up to $8 million and $20 million of term debt. The facilities carry interest rate alternatives equal to the bank's prime rate or a rate based on LIBOR rate, whichever the Company elects, plus a premium. The credit facilities have a term of five years. The Company's financing agreement requires the Company to maintain certain financial ratios, fulfill certain net worth and indebtedness tests, and limit the Company's capital expenditures. At June 30, 2001, the Company was in violation of the capital expenditure covenant, but has since received a waiver on the violation. The Company used the loan proceeds of $20 million to extinguish its existing $16.9 million revolving lines-of-credit, pay loan origination and closing cost of approximately $1.0 million,
and strengthen its working capital and liquidity situation.   On February 23,
2001, the Company amended the original loan agreement to allow for the $10 million York, Nebraska expansion. The agreement stipulated a non-recoverable $2.6 million prepayment on the Company's estimated fiscal 2001 excess cash flow recapture and placed a $5.0 million reserve on the Company's revolver. The reserve is reduced by suppressed borrowing capacity, as determined by the monthly borrow base certificate calculation. At August 31, 2001, the Company's $8 million line-of-credit had $5.3 million of unreserved availability which was fully available and undrawn. The Company believes it has the liquidity and borrowing capacity to sustain normal cyclical downturns because of its current financing arrangements. However, should the Company experience an increase in the cost of its feedstocks, a decrease in the demand for ethanol or related oxygenates, or if instability in the oil markets results in decreased prices for gasoline, for a sustained period of time then the Company's liquidity and cash reserves could be inadequate. If any of these events should occur and cash reserves proved insufficient, the Company would have to seek additional funding through additional financing, sale of stock, or the sale of assets.

Fiscal 2001 capital expenditures were concentrated on two main projects: dryer modifications at the Colwich, Kansas facility; and capacity expansion at the York, Nebraska facility. The Company expended approximately $1.7 million and $6.5 million on the dryer modifications and capacity expansion projects, respectively. The balance of the expenditures were made between the three facilities on sustain capital projects. In fiscal 2000, approximately $0.8 million and $0.5 million of the capital expenditures were for process plant equipment at the Colwich, Kansas and York, Nebraska facilities, respectively, with the balance split between the corporate office and Portales, New Mexico facility. In fiscal 1999, approximately $1.0 million of the capital expenditures were for modifications to the York, Nebraska facility, with the balance split between the Colwich, Kansas and Portales, New Mexico plants.

The Company has approximately $3.5 million committed to acquire capital assets as of June 30, 2001. These capital commitments are primarily for York, Nebraska facility expansion project.


Item 7a.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK

The Company produces ethanol from corn and milo, and as such is sensitive to changes in the prices of these commodities. The Company has traditionally attempted to reduce the market risk associated with fluctuations in the prices of its grain feedstock by periodically employing certain strategies, including forward contracting, and transactions in grain futures or options. As of June 30, 2001, the Company held the equivalent of 5,180,000 bushels of grain futures positions, which establish a price ceiling of $2.09 per bushel. In addition to the futures contracts, the Company had entered into forward contract arrangements, both for the purchase of grain, and for the sale of ethanol and related by-products. More details regarding these forward contracts are included in Note 6 to the financial statements. Additional information relating to this item is included in Item 7 -- Management's Discussion and Analysis.

The Company had $13.9 million of debt related to its term debt credit facility outstanding, as of June 30, 2001. The debt carries a floating interest rate, therefore the debt's carrying value approximates fair market value as of June 30, 2001. The Company, also entered into an interest rate swap arrangement in fiscal 2000 to mitigate upside interest rate risk on approximately seventy five percent of the floating rate term debt outstanding.

Item 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           HIGH PLAINS CORPORATION

                             FINANCIAL STATEMENTS

                      Years Ended June 30, 2001 and 2000




                              TABLE OF CONTENTS
                                                                 Page

Independent Auditors' Report                                       1


Financial Statements:

  Balance Sheets                                                   2

  Statements of Operations                                         3

  Statements of Stockholders' Equity                               4

  Statements of Cash Flows                                         5

  Notes to Financial Statements                                  6 - 28

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
High Plains Corporation


We have audited the accompanying balance sheets of High Plains Corporation as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Plains Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




July 27, 2001
Wichita, Kansas

                           HIGH PLAINS CORPORATION

                                BALANCE SHEETS

                            June 30, 2001 and 2000




                                  ASSETS


                                               2001           2000
CURRENT ASSETS
  Cash and cash equivalents               $  6,097,284    $  4,886,011
  Accounts receivable:
    Trade (less allowance of $75,000 in
    2001 and 2000)                          11,936,169      10,026,422
  Production credits and incentives
    (less allowance of $-0- and $124,222
    in 2001 and 2000)                          278,462         329,829
  Inventories                                6,027,036       4,283,561
  Prepaid expenses and other                   536,310         567,428

      Total current assets                  24,875,261      20,093,251



PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                   450,403         450,403
  Ethanol plants                            95,817,355      93,366,635
  Other equipment                              496,614         573,911
  Office equipment and leasehold
    improvements                               459,742         437,448
  Construction-in-progress                   6,600,789         914,586

                                           103,824,903      95,742,983
  Less accumulated depreciation            (34,847,298)    (31,295,936)

      Net property, plant, and equipment    68,977,605      64,447,047



OTHER ASSETS
  Deferred loan costs and other assets
    (less accumulated amortization of
    $331,031 and $125,372 in 2001 and
    2000)                                      733,655         862,298

                                          $ 94,586,521    $ 85,402,596


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2001           2000
CURRENT LIABILITIES
  Current maturities of long-term debt    $  3,928,148    $  2,507,138
  Current maturities of capital lease
    obligations                                607,206         561,518
  Accounts payable                          13,270,462       8,321,407
  Accrued interest                             178,227         295,772
  Accrued payroll and property taxes         1,441,738       1,153,008

     Total current liabilities              19,425,781      12,838,843

Long-term debt, less current maturities      9,964,712      16,492,860
Capital lease obligations, less current
  maturities                                   341,433         940,376
Other                                               --         273,253
Deferred income tax payable                  4,979,836       1,389,000

                                            15,285,981      19,095,489

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, authorized
    50,000,000 shares; issued 16,778,574
    and 16,453,798 shares of which 461,649
    and 276,847 shares were held as
    treasury stock, respectively             1,677,857       1,645,380

  Additional paid-in capital                38,443,851      37,695,277
  Retained earnings                         21,029,645      14,865,932
  Accumulated other comprehensive loss:
    Cash flow hedge derivatives (net of
     $20,164 income taxes)                     (33,607)             --

                                            61,117,746      54,206,589
  Less:
    Treasury stock - at cost                (1,242,987)       (710,849)
    Deferred compensation                           --         (27,476)

      Total stockholders' equity            59,874,759      53,468,264

                                          $ 94,586,521    $ 85,402,596


                       The accompanying notes are an integral
                         part of these financial statements

                           HIGH PLAINS CORPORATION

                           STATEMENTS OF OPERATIONS

                    Years Ended June 30, 2001, 2000, and 1999



                                               2001           2000           1999

Net sales and revenues                    $150,458,632    $108,531,461   $ 96,729,806

Cost of products sold                      135,638,742     102,088,325     91,978,197

     Gross profit                           14,819,890       6,443,136      4,751,609

Selling, general, and administrative
  expenses                                   3,580,739       3,249,161      2,096,731
Write-down of property, plant and
  equipment to estimated fair value                 --       1,022,567             --

     Operating income                       11,239,151       2,171,408      2,654,878

Other income (expense):
  Interest and other income                    441,060         179,148        297,135
  Interest expense                          (1,713,094)     (1,788,958)    (1,694,430)
  (Loss) gain on sale of equipment             (14,304)         31,911        233,143

                                            (1,286,338)     (1,577,899)    (1,164,152)

     Net earnings before income taxes        9,952,813         593,509      1,490,726

Income tax expense                          (3,789,100)       (433,155)      (955,845)

     Net earnings                         $  6,163,713    $    160,354   $    534,881

Earnings per share - basic                $        .38    $        .01   $        .03

Earnings per share - assuming dilution    $        .37    $        .01   $        .03







                       The accompanying notes are an integral
                         part of these financial statements

                           HIGH PLAINS CORPORATION

                     STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 2001, 2000, and 1999



                                                                           Accumu-
                                                                           lated
                    Common Stock                                            Other
                                         Additional   Compre-              Compre-               Deferred
                  Number of              Paid-in      hensive   Retained   hensive   Treasury     Compen-
                   Shares    Amount      Capital      Income    Earnings    Loss      Stock       sation      Total
Balance,
  June 30, 1998  16,410,622 $1,641,062 $37,457,167 $       -- $14,170,697 $     -- $  (863,911) $(133,868) $52,271,147

Amortization of
  deferred
  compensation                                                                                     50,564       50,564
Employee stock
  purchase                                                                                        (23,351)     (23,351)
Compensation
  expense on
  stock options
  granted                                   29,488                                                              29,488
Net earnings for
  year                                                534,881     534,881                                      534,881

Comprehensive
  income                                           $  534,881

Balance,
  June 30, 1999  16,410,622  1,641,062  37,486,655             14,705,578       --     (863,911) (106,655)  52,862,729

Exercise of stock
  options and
  employee stock
  purchase plan      43,176      4,318     123,453 $       --                                                  127,771
Re-issuance of
  treasury stock
  to employees and
  directors                                 85,169                                      153,062                238,231
Amortization of
  deferred
  compensation                                                                                     79,179       79,179
Net earnings for
  year                                                160,354     160,354                                      160,354

Comprehensive
  income                                           $  160,354

Balance,
   June 30, 2000 16,453,798  1,645,380  37,695,277             14,865,932       --     (710,849)  (27,476)  53,468,264

Exercise of stock
  options and
  employee stock
  purchase plan     324,776     32,477     748,574  $      --                                                  781,051
Acquisition of
  treasury stock                                                                        (532,138)             (532,138)
Amortization of
  deferred
  compensation                                                                                      27,476      27,476
Financial derivative
  recovery/(expense)                                  (33,607)             (33,607)                            (33,607)
Net earnings for year                               6,163,713   6,163,713                                    6,163,713

Comprehensive income                               $6,130,106

Balance,
  June 30, 2001  16,778,574 $1,677,857 $38,443,851            $21,029,645 $(33,607) $(1,242,987) $     --  $59,874,759




                                        The accompanying notes are an integral
                                        part of these financial statements

                                     HIGH PLAINS CORPORATION

                                     STATEMENTS OF CASH FLOWS

                             Years Ended June 30, 2001, 2000, and 1999


                                                            2001            2000            1999
Cash flows from operating activities:
  Net earnings                                           $ 6,163,713    $   160,354     $   534,881
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Provision for deferred income tax                    3,611,000        443,155         945,845
      Depreciation and amortization                        3,914,999      3,995,802       3,801,834
      Provision for uncollectible accounts
        receivable                                            49,395         55,165         124,222
      Write down of property, plant, and equipment
        to estimated fair value                                   --      1,022,567              --
      Loss (gain) on sale of property, plant, and
        equipment                                             14,304        (31,911)       (194,816)
      Amortization of deferred compensation                   27,476         (1,623)         45,681
      Compensation expense on stock options granted               --             --          29,488
      Gain on cash flow hedge derivatives                    (53,771)            --              --
      Changes in operating assets and liabilities:
        Accounts receivable                               (1,907,775)    (4,412,303)       (792,907)
        Inventories                                       (1,481,148)       753,378       1,413,369
        Equipment held for resale                                 --             --         365,614
        Prepaid expenses and other                            31,118        824,162        (245,115)
        Accounts payable                                   4,949,055      1,627,661      (1,670,328)
        Accrued liabilities                                  171,185        661,975        (259,888)
          Net cash provided by operating activities       15,489,551      5,098,382       4,097,880
Cash flows from investing activities:
  Proceeds from sale of property, plant, and
    equipment                                                 18,589         22,000           5,000
  Acquisition of property, plant, and equipment           (8,525,276)    (1,476,006)     (2,182,724)
  (Increase) decrease in other non-current assets            (27,016)        13,524          39,308
          Net cash used in investing activities           (8,533,703)    (1,440,482)     (2,138,416)
Cash flows from financing activities:
  Proceeds from long-term debt                                    --     20,000,000              --
  Payments on long-term debt                              (5,107,138)    (1,000,002)             --
  Payments on revolving lines-of-credit                           --    (16,900,000)     (2,700,000)
  Proceeds from revolving lines-of-credit                         --             --         900,000
  Payments on capital lease obligations                     (563,099)      (521,893)       (505,773)
  Increase in other non-current assets                       (50,000)      (974,616)        (41,312)
  (Increase) decrease in other non-current
    liabilities                                              (18,374)       (72,052)         43,399
  (Acquisition) re-issuance of treasury stock               (532,138)       238,231              --
  Proceeds from exercise of options                          526,174        127,771              --
          Net cash (used in) provided by financing
            activities                                    (5,744,575)       897,439       (2,303,686)
          Increase (decrease) in cash and cash
            equivalents                                    1,211,273      4,555,339         (344,222)
Cash and cash equivalents:
  Beginning of year                                        4,886,011        330,672          674,894
          End of year                                    $ 6,097,284    $ 4,886,011     $    330,672



                            The accompanying notes are an integral
                              part of these financial statements

                             HIGH PLAINS CORPORATION

                           NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash Equivalents - High Plains Corporation (Company) considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash equivalents are United States government securities which are held in the Company's managed derivative clearing account to generate a return on excess cash. At June 30, 2001, the Company held the following United States Treasury Bills:

                     Face       Effective        Maturity
                    Amount        Yield            Date

                   $ 50,000       3.73%        July 19, 2001
                    100,000       3.49%       August 19, 2001
                    100,000       3.38%      September 20, 2001

    The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Inventories and Risk Management - Inventories are stated at the lower of cost (first-in, first-out) or market. During the year ended June 30, 2000, the Company purchased grain futures contracts intended to hedge grain purchasing transactions for the fourth quarter of that year. During the fourth quarter of 2000, it was determined that the grain purchasing contracts intended to be in correlation with the futures did not have the expected fixed cost reduction arrangements. Accordingly, the Company's financial statement for the year ended June 30, 2000, includes additional, unexpected grain costs of approximately $1,800,000, related to the absence of locked-in cost reductions on grain purchase contracts in correlation with the grain future derivative instruments. During the fourth quarter of fiscal 2000, the Company sold substantially all of its grain future derivative positions held during 2000.

    Early in the year ended June 30, 2001, the Company implemented a new Grain Risk Management Program. This program's stated objective is to stabilize the Company's cost of grain and to generate more predictable margins. Also for the year ended June 30, 2001, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes the accounting and reporting standards for derivative instruments, including hedging activities.

                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Operation of the Company's ethanol production facilities requires the purchase of grain feedstocks, and the sale of ethanol, primarily fuel-grade ethanol. Accordingly, assuming ongoing operations, the Company is naturally "short" on grain and "long" on fuel ethanol.

    The Company's Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of the Company's expected future grain feedstock purchases. The Company's policy allows for the use of fixed price forward purchase contracts, unpriced forward basis differential purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (futures contracts). The Company procured approximately
    56% of its grain requirements through unpriced forward basis differential purchase contracts using designated derivative future contracts on the CBOT to fix the cost of the grain. Under this program, the Company does not enter into commitments or derivatives for grain in excess of expected feedstock requirements.

    At June 30, 2001, the Company had the following grain purchase positions:

                                                                Fixed Price
                                               Quantity           in Total

      Fixed price grain purchase contracts
        (forwards)                            1,350,000 bu      $  2,771,550
      Unpriced grain purchase contracts
        (forwards) with cost fixed through
        derivatives (futures)                 5,180,000 bu        10,826,200
      Unpriced grain purchase contracts
        (forwards) with no corresponding
        futures                               5,138,000 bu               N/A

    Under the provisions of SFAS 133, the derivatives in the Company's Grain Risk Management program are designated as cash flow hedges. Accordingly, the gains and losses on those open and closed grain derivative positions (futures on the CBOT) are deferred and reported in income and earnings per share as a component of the cost of related, purchased grain feedstocks when the grain inventory is consumed in the production process. The deferred gains or losses on these open and closed derivative positions are disclosed as a component of other comprehensive income in these financial statements.

                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In addition to the Company's forecasted cash flow hedging derivative positions on unpriced forward grain commitments, the Company maintains a grain trading account, where it engages in grain derivative (futures on the CBOT) trading activity intended to take advantage of profit opportunities from trading in that market. The derivatives that are designated as trading account activity are marked to market, resulting in immediate recognition of the resulting gain or loss. During the year ended 2001, the Company's grain trading account entered into 1,230 CBOT grain futures contracts (representing 6.2 million bushels); this activity resulted in net losses of $74,450. At June 30, 2001, the Company's futures trading account had entered into four CBOT contracts and had a net settlement amount receivable of $9,400. The settlement amount payable or receivable is included in trade receivables or payables in these financial statements.

    During 2001, the Company also implemented a new Fuel Ethanol Risk Management Program. The program's stated objectives are to stabilize its sales price of fuel ethanol and to generate more predictable margins. Part of this program involves unpriced forward contracts to sell portions of the Company's fuel ethanol output to customers with variable prices that are tied directly to the price of unleaded gasoline as quoted on national exchanges. The Company may use derivative contracts to fix the price under the forward contract. Such derivative contracts are treated as forecasted cash flow hedges under the provisions of SFAS 133, and the resulting gains and losses on the open and closed derivative contracts are recognized when the related fuel ethanol delivery occurs under the forward contract with the customer. The deferred gains or losses on these open and closed derivative positions are disclosed as a component of other comprehensive income in these financial statements.

    Under this program, the Company does not enter into forward sales commitments in excess of expected fuel ethanol output, and it only enters into gasoline derivatives to the extent that it has unpriced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges.



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    During the third and fourth quarters of 2001, the Company sold approximately 3% of its fuel ethanol output under the above-described program. At June 30, 2001, the Company had the following fuel ethanol sales positions:

                                                             Fixed Price
                                              Quantity        in Total

    Fixed price fuel grade ethanol sales
      contracts (forwards)                   13,822,100 gal  $ 19,125,294
    Unpriced fuel grade ethanol sales
      contracts (forwards) with sales
      price fixed through derivatives
      (futures)                               1,260,000 gal     1,737,540
    Unpriced fuel grade ethanol sales
      contracts (forwards) with no
      corresponding futures                   4,260,471 gal           N/A

    Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost. The cost of internally-constructed assets includes direct and allocable indirect costs. Plant improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. Periodically, a plant or a portion of a plant's equipment is shut down to perform certain maintenance projects that are expected to improve the operating efficiency of the plant over the next year. These expenses are generally incurred once a year and thus are capitalized and amortized over the future 12-month period benefited. Included in prepaid expenses at June 30, 2001 and 2000 were $126,689 and $328,266, respectively, of these expenditures.

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





                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Impairment of Long-Lived Assets - In accordance with the FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates its assets for impairment whenever events or changes in circumstances indicate the carrying amount of the long-lived asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset or by comparison of the carrying amount of the asset to the estimated fair value of the asset. If such assets are considered to be impaired, the impairment loss recognized is equal to the excess of the carrying value of the assets over the fair values.
    No such losses were recorded in fiscal years 1999 or 2001. During 2000, events and circumstances indicated that long-lived assets associated with the Company's Portales facility were impaired. Based on a preliminary purchase offering price, the estimated fair value of the long-lived assets was less than the carrying value. This difference between estimated fair value and the carrying value was recorded as a write down of property, plant, and equipment in the Company's fiscal year 2000 statement of operations. Estimates of fair value are subject to revision in the future.

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

    Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities,
    (2) disclosures such as contingencies, and (3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

    Contingencies - In the normal course of business, the Company becomes party to litigation and other contingencies that may result in loss or gain contingencies. The Company follows FASB Statement No. 5, Accounting for Contingencies. Under FASB Statement No. 5, loss contingencies are accrued if available information indicates it is probable a loss is incurred and the amount of such loss can be reasonably estimated.

    Reclassifications - Certain items on the 1999 and 2000 financial statements have been reclassified in order to be comparable with the presentation used on the 2001 financial statements.


2.  DESCRIPTION OF BUSINESS

    Ethanol Production Business - The Company's principal business is the operation of three plants in Kansas, Nebraska, and New Mexico for the distillation and production of industrial grade and fuel grade ethanol for sale to customers concentrated primarily in the western United States, primarily for mixture with gasoline to be used as a motor fuel.




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


2.  DESCRIPTION OF BUSINESS (CONTINUED)

    The Company's operations are dependent upon state governmental incentive payments. Kansas production incentive payments recorded as product sales and revenues in the accompanying financial statements were $1,336,642 for fiscal 1999, $1,288,405 for fiscal 2000, and
    $1,074,454 for fiscal 2001. The Kansas incentive program, originally scheduled to expire July 1, 2001, has been extended through June 30, 2004.

    The State of Nebraska (Nebraska) offered a transferable production tax credit in the amount of $.20 per gallon of ethanol produced for a period of 60 months from date of first eligibility. The credit was only available to offset Nebraska motor fuels excise taxes. The Company transferred these credits to a Nebraska gasoline retailer who then reimbursed the Company for the credit amounts less a handling fee. Not less than 2 million gallons and not more than 25 million gallons of ethanol produced annually at the Nebraska facility were eligible for the tax credit. Based on the Nebraska plant's original production capacity, this credit was no longer available after the first quarter of fiscal 2000. However, during the second quarter of fiscal 2001, the Company was able to recover the additional amounts, below, upon completion of an amendment to the original production incentive agreement with Nebraska. Nebraska adopted a new three-year incentive program under which the Company will receive a $.075 per gallon incentive for ethanol production expansion. Nebraska production tax credit amounts recorded as revenues in the accompanying financial statements were $5,210,273 in fiscal 1999, $1,500,470 in fiscal 2000, and $1,814,668 in fiscal 2001.

    The market for the Company's ethanol product is affected by the federal government's excise tax incentive program scheduled to expire September 30, 2007. Under this program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax rate reduction for each blended gallon, resulting in an indirect pricing incentive to ethanol. For calendar year 2000, the tax rate reduction equaled $.054 per blended gallon containing 10% or more ethanol by volume.
    Alternatively, blenders could claim an income tax credit of $.54 per gallon of ethanol blended with gasoline. However, in 2001, the tax rate reduction began to decrease over the remaining life of the program. The rate decreases to $.053 in 2001, $.052 in 2003, and $.051 in 2005.





                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


2.  DESCRIPTION OF BUSINESS (CONTINUED)

    The market for the Company's product is also affected through federal regulation by the Environmental Protection Agency under the Clean Air Act and the Reformulated Gasoline Program. The U.S. Department of Agriculture Commodity Credit Corporation's (CCC) Bioenergy Program provides a two-year cash incentive for ethanol producers who increase their grain consumption in order to increase their fuel ethanol production. The program allows the Company reimbursement for the cost of one bushel of grain for every two and one-half bushels, in fiscal 2001, and three and one-half bushels, in fiscal 2002, used for increases in fuel ethanol production. CCC payments recorded as product sales and revenues in the accompanying financial statements were $500,910 for fiscal 2001.

    Ethanol Marketing Business - The Company actively purchases fuel ethanol produced by independent producers unrelated to the Company. The Company has also contracted to provide process and operational consulting services to select ethanol producers.

    Portales Plant - In December 1997, the Company acquired an idle ethanol production facility in Portales, New Mexico, for $4,000,000. After improvements were made, production began in March 1998. In March 1999, the carbon dioxide (CO2) processing equipment from the Portales plant was sold. The $933,000 difference between the carrying amount of the equipment and the sales price was treated as an adjustment to the original purchase price allocation. This was in recognition of a change in the estimated fair value of the CO2 equipment used at the date of acquisition. On May 10, 2000, the Company agreed to accept an offer for the Portales plant with a proposed purchase price of $3,000,000 for the plant and other assets plus inventory at approximately 85% of fair value at the time of closing. The purchase was proposed to close within 90 days, subject to the buyer obtaining financing. Based on this preliminary offer, management revised its estimate of the fair value of the plant and other related assets and in fiscal 2000 provided for an expense due to impairment of the Portales plant in the amount of $1,022,567. This proposed transaction was initially extended and then abandoned when the buyer could not obtain suitable financing. No further provision has been made in the current year for additional impairment expense. The Company intends to operate the Portales, New Mexico, facility for the foreseeable future.





                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

3.  INVENTORIES

    Inventories consisted of:
                                            June 30,
                                      2001            2000

         Raw materials            $ 1,200,473     $ 1,276,938
         Work-in-process              500,583         493,064
         Finished goods             2,642,186       1,469,053
         Spare parts                1,683,794       1,044,506

                                  $ 6,027,036     $ 4,283,561


4.  REVOLVING LINE-OF-CREDIT AND LONG-TERM DEBT

    In December 1999, the Company entered into a credit facility (loan agreement) with a bank providing a line-of-credit up to $8,000,000 and term debt with an original principal balance of $20,000,000. The line-of-credit carries an interest rate option equal to the bank's prime rate or a rate based on the LIBOR rate, whichever the Company elects. In February 2001, the bank amended the original loan agreement to allow for expansion of the York, Nebraska plant. The amended agreement requires a non-recoverable $2.6 million prepayment on the term debt (based on fiscal 2001 excess cash flow). The amended agreement also places a $5 million reserve on the Company's borrowing base. At
    June 30, 2001, the Company had not advanced any funds on the line, and after consideration of the borrowing base and required reserve, the Company had approximately $5,726,000 available. The term debt, at June 30, 2001, consists of five tranches with interest rates ranging from 6.98% to 7.18%. The principal payments are due monthly as follows:
    $187,500 through December 2003, $270,834 from January 2004 through December 2004, and all remaining principal and interest due December 31, 2004. Maturities of long-term debt for the next five years are as follows:

                          2002         $  3,928,148
                          2003            2,250,000
                          2004            2,749,998
                          2005            4,964,714

                                         13,892,860
                Less current maturities   3,928,148

                                       $  9,964,712



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


4.  REVOLVING LINE-OF-CREDIT AND LONG-TERM DEBT (CONTINUED)

    Collateral on the facility includes substantially all accounts receivables, inventory, general intangibles, property, and equipment located at the Company's ethanol facilities, and the Company's rights to payments under present or future production incentive contracts from the Ethanol Plant Production Credit Agreement with Nebraska.

    The financing agreement contains various customary restrictions, including the maintenance of certain financial ratios, fulfilling certain net worth and indebtedness tests, and capital expenditure limitations.


 5. LEASES

    Sale - Leaseback Transaction - In 1996, the Company sold certain processing equipment for the production of industrial grade ethanol for $3,128,676 and concurrently entered into an agreement to lease the property back at $54,191 per month through December 12, 2002. The sale of equipment was recorded resulting in a gain of $87,447 that was deferred and will be recognized over a period not to exceed the six-year term of the lease agreement. The lease has been classified as a capital lease. The equipment under lease is included in ethanol plants totaling $3,128,676, less accumulated depreciation of $760,263, for a net book value of $2,368,413 at June 30, 2001.

    Operating Leases - The Company leases 248 railroad cars under operating leases expiring in various years through June 30, 2006. Annual rentals approximate $1,514,000 for all 248 cars. These rail car leases require the Company to pay certain executory costs. Corporate offices are also under a five-year lease expiring in 2003 that requires annual rentals of $52,111. Rent paid for all operating leases during the years ended June 30, 2001, 2000, and 1999 was $1,789,747, $1,484,143, and
    $1,474,387, respectively.



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



5.  LEASES (CONTINUED)

    Future Minimum Lease Payments - The following is a schedule of future minimum lease payments for capital leases and non-cancelable operating leases as of June 30, 2001:


                                                Capital      Operating
                Year Ending June 30,            Leases        Leases

                      2002                    $  658,725    $ 1,697,683
                      2003                       333,580      1,377,391
                      2004                         8,434        969,034
                      2005                         8,434        409,191
                      2006                         2,513        101,365

          Total minimum lease payments         1,011,686    $ 4,554,664
          Less amount representing interest       63,047

          Present value of net minimum lease
             payments                            948,639
          Less current maturities                607,206

                                              $  341,433


6.  COMMITMENTS

    Forward Contracts - The Company periodically enters into forward contracts with suppliers and customers on both the purchase of grain and the sale of ethanol and by-products. At June 30, 2001, the Company had forward contracts as follows:

                                                          Fixed Price
                                         Quantity           in Total

    Purchase of corn and milo            6,530,000 bu     $ 13,597,750
    Purchase of corn and milo            5,138,000 bu         Unpriced
    Purchase of natural gas                959,100 MMBTU     5,275,050
    Sale of dried and wet distillers
      grains                               123,511 ton       4,682,807
    Sale of fuel grade ethanol          15,082,100 gal      20,862,834
    Sale of fuel grade ethanol           4,260,471 gal        Unpriced
    Sale of industrial/beverage grade
      ethanol                            1,771,000 gal       2,670,180
    Sale of syrup and other by-products        412 ton           6,103


                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

6.  COMMITMENTS (CONTINUED)

    The unpriced corn and milo contracts, above, generally have fixed basis adjustment provisions whereby the supplier has agreed a specified adjustment to the market price.

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

    The Company has contracts to sell carbon dioxide, a production by-product, to another company from its York, Nebraska, and Colwich, Kansas, facilities through 2008 and 2007, respectively. The York, Nebraska, facility contract requires the Company to supply a minimum of 200 tons per day of CO2 throughout the term of the contract at a fixed price of $7 per short ton. The Colwich, Kansas, facility contract requires the Company to supply a minimum of 100 tons per day of CO2. The Company will receive from $1.96 to $3.12 per ton of CO2 produced based on a volume of 100 tons to in excess of 150 tons of daily production and other factors.

    Capital Expenditures - As of June 30, 2001, the Company was committed to approximately $3,500,000 of additional capital expenditures for expansion and energy efficiency enhancements at the York plant.


7.  INCOME TAXES

    For federal and state income tax purposes, the Company has net operating loss carryforwards and federal general business tax credit carryforwards. These result in deferred tax assets (operating loss carryforwards are computed at 34% and 6% rates for federal and state taxes, respectively), which, if the carryforwards are not used, expire as follows:






                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


7.  INCOME TAXES (CONTINUED)


     Expires in              Operating Loss Carryforwards            Net General
    Fiscal Year                                           New       Business Credit
      Ending           Federal     Kansas    Nebraska    Mexico      Carryforward
      2002          $       --  $  316,000   $  47,000   $       --   $       --
      2003                  --          --     202,000           --           --
      2004             336,000          --      28,000           --           --
      2005                  --          --      14,000           --           --
      2007                  --     139,000          --           --    1,500,000
      2008                  --     220,000          --           --    1,500,000
      2009                  --      43,000          --           --    1,500,000
      2010                  --      47,000          --           --           --
      2012           1,664,000          --          --           --           --
      2013           2,760,000          --          --           --           --
      2014             589,000          --          --           --           --
      2015             681,000          --          --        1,000           --

                    $6,030,000  $  765,000   $ 291,000   $    1,000   $4,500,000


    The general business credits in fiscal 2007 - 2009 are small ethanol producer federal tax credits. In the event these credits would expire, the Company would receive an income tax deduction of 100% of the small ethanol producer credit in the year of expiration.

    At June 30, 2001, the Company also has a Nebraska investment credit carryforward of $1,647,000, expiring in fiscal 2009, which may be used to offset future income taxes in Nebraska. At June 30, 2000, the Nebraska investment credit carryforward was $2,725,000. The reduction in this credit carryforward is attributable to the Company's determination, during 2001, to utilize portions of this credit as offsets to future Nebraska sales taxes rather than income taxes. Accordingly, the benefits of the credit carryforward will be recognized at the time of the sales tax offset.

    The tax net operating loss carryforwards and federal tax credit carryforwards discussed above and other matters result in deferred tax assets (DTAs) under FASB Statement No. 109 totaling $14,435,164 at
    June 30, 2001. The book basis of property, plant, and equipment in excess of its tax basis results in a deferred tax liability of $17,544,000, and the valuation allowance offsets an additional $1,871,000 of deferred tax assets, leaving a net deferred tax liability at June 30, 2001 of $4,979,836.



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


7.  INCOME TAXES (CONTINUED)

    Income taxes consisted of:

                                                            June 30,
                                                 2001         2000         1999
    Current tax expense (benefit)          $   178,100    $  (10,000)   $   10,000

    Tax effect of changes in deferred
     tax assets and liabilities:
      Book basis of plant and equipment
        in excess of tax basis               1,050,000       479,000       946,000
      Capital lease liability                  223,000      (591,000)           --
      Nondeductible accrued expenses
        and other                               39,000        66,155       (28,155)
      Decrease (increase) in net
        operating loss carryforward          2,910,000      (959,000)     (365,000)
      Decrease in general business
        credits carryforward                    86,000         7,000     1,263,000
      Change in Nebraska investment
        credit carryforward                  1,078,000     2,336,000      (167,000)
      AMT credit carryforward                 (171,000)           --       (16,000)
      Decrease in asset valuation
        allowance                           (1,604,000)     (895,000)     (687,000)

    Deferred tax expense                     3,611,000       443,155       945,845

    Income tax expense                     $ 3,789,100    $  433,155    $  955,845

    A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            June 30,
                                                 2001         2000         1999

    Computed income tax expense, at 34%    $ 3,384,000    $  201,800    $  506,850
    State income taxes                         461,000            --            --
    Revised estimates of deferred tax
      assets                                   729,000    (1,206,000)           --
    Change in valuation allowance, net
      of expired or reduced assets            (440,000)    1,441,000       572,000
    Other, net                                (344,900)       (3,645)     (123,005)

    Total income tax expense               $ 3,789,100    $  433,155    $  955,845





                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



7.  INCOME TAXES (CONTINUED)

    The Company has deferred income tax liabilities and assets arising from the following temporary differences and carryforwards:


                                                             June 30,
                                                       2001             2000
    Deferred tax liabilities:
        Book basis of property, plant, and
          equipment in excess of tax basis         $ 17,544,000     $ 16,494,000

    Deferred tax assets:
        Net federal and state operating
          loss carryforwards                       $  7,087,000     $  9,997,000
        Nebraska investment credit carryforward       1,647,000        2,725,000
        General business credit carryforward          4,500,000        4,586,000
        AMT credit carryforward                         666,000          495,000
        Nondeductible accrued expenses and other        167,164          186,000
        Capital lease liability                         368,000          591,000

                                                     14,435,164       18,580,000
    Less:  Valuation allowance                        1,871,000        3,475,000

                                                   $ 12,564,164     $ 15,105,000

    Net deferred income tax liability              $ (4,979,836)    $ (1,389,000)

    The valuation allowance has been established to reduce deferred tax assets as follows:

                                                             June 30,
                                                       2001             2000

    Net federal and state operating loss
      carryforwards                                $    171,000     $    346,000
    Nebraska investment credit carryforward           1,200,000        1,724,000
    General business credit carryforward                500,000        1,405,000

                                                   $  1,871,000     $  3,475,000






                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


7.  INCOME TAXES (CONTINUED)

    The Company has considered the feasibility of certain tax planning strategies aimed at preservation of the expiring tax assets, and the Company intends to monitor the status of its expiring tax assets and the ongoing suitability of tax planning strategies. However, the Company currently has no specific plan to implement a tax strategy, and accordingly, the allowance is based on the Company's best estimates of utilization of the tax assets through generation of future taxable income with no provision for the use of tax strategies or the cost thereof. Accordingly, the Company's determination of the allowance for deferred tax assets is based on available evidence and is necessarily an estimate that is subject to change based on future events.


8.  SEGMENT INFORMATION

    Segment information has been prepared in accordance with FASB SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on gross profit before allocated selling, general and administrative expenses and income taxes, excluding other income and expenses. The Company believes its gross profit approach for evaluating each segment's performance is a better indicator of the segment's incremental contribution to the Company's performance. This approach mitigates the impact of subjective allocations of selling, general, and administrative expense, which may or may not be incremental in relation to the increased activity related to the segment. Intersegment sales were made at prices approximating current market value.

    The Company has two reportable segments: (1) ethanol production and
    (2) ethanol marketing. The ethanol production segment produces and sells ethanol and its by-products. The ethanol marketing segment actively markets fuel ethanol purchased by the Company, in bulk, from independent producers unrelated to the Company. The Company has also contracted to provide process and operational consulting services to select ethanol producers, but provided no consulting services in fiscal years 1999 through 2001.




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


8.   SEGMENT INFORMATION (CONTINUED)

                                           Ethanol          Ethanol
                                          Production       Marketing          Total

                        For the Year Ended June 30, 2001
    Net sales to external customers     $118,804,388     $ 31,654,244    $150,458,632
    Intersegment sales                     1,459,403               --       1,459,403
    Depreciation and amortization          3,914,999               --       3,914,999
    Segment gross profit                  14,705,593          114,297      14,819,890
    Segment assets                        90,779,393        3,807,128      94,586,521
    Additions to property, plant and
      equipment                            8,525,276               --       8,525,276


                        For the Year Ended June 30, 2000

    Net sales to external customers     $ 97,108,898     $ 11,422,563    $108,531,461
    Intersegment sales                            --               --              --
    Depreciation and amortization          3,995,802               --       3,995,802
    Segment gross profit                   6,377,035           66,101       6,443,136
    Segment assets                        82,595,654        2,806,942      85,402,596
    Additions to property, plant and
      equipment                            1,476,006               --       1,476,006


                        For the Year Ended June 30, 1999

    Net sales to external customers     $ 93,061,081     $  3,668,725    $ 96,729,806
    Intersegment sales                            --               --              --
    Depreciation and amortization          3,801,834               --       3,801,834
    Segment gross profit                   4,636,649          114,960       4,751,609
    Segment assets                        85,105,817          296,779      85,402,596
    Additions to property, plant
      and equipment                        2,182,724               --       2,182,724




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summary data relating to the results of operations for each quarter of the year ended June 30, 2001 follows (in thousands, except per share amounts):

                              First    Second     Third    Fourth     Total
                             Quarter   Quarter   Quarter   Quarter    Year

    Net sales and revenues  $ 29,182  $ 36,079  $ 40,179  $ 45,019  $150,459
    Gross profit               3,272     5,066     3,224     3,258    14,820
    Net income                 1,298     2,344     1,247     1,275     6,164
    Earnings per share:
      Basic                      .08       .14       .08       .08       .38
      Assuming dilution          .08       .14       .08       .08       .37

    The Company's first quarter gross profit is $95,000 less than reported in the respective Form 10-Q due to a reclassification of certain expenses from selling, general, and administrative to cost of goods sold.


10. STOCK-BASED COMPENSATION

    The Company has three stock-based compensation plans, which are described below. Grants to employees under those plans are accounted for following APB Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted to employees in the financial statements, except under the employee stock purchase plan where compensation expense equals the excess of the fair market value of the shares over the exercise price on the grant date. Grants to non-employees under the plans are accounted for under SFAS 123. There were no options granted to non-employees (excluding non-employee directors) during the years ended June 30, 2001 and 2000. For the 50,000 options granted to a non-employee in the year ended June 30, 1999, $29,489 was recognized as compensation expense. Had compensation cost for all the stock-based compensation plans been determined based on the fair value grant date, consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:


                                       2001          2000          1999
    Net earnings (loss):
      As reported                  $ 6,163,713    $  160,354    $  534,881
      Pro forma                      5,607,787       (82,037)      404,382

    Earnings per share:
      As reported                         $.38          $.01          $.03
      Pro forma                            .34            --           .02



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


10. STOCK-BASED COMPENSATION (CONTINUED)

    Fixed Stock Option Plans - The Company has two fixed option plans under which it may grant options to key employees, officers, and directors to purchase common stock, with a maximum term of 10 years, at the market price on the date of grant. Options up to 1,200,000 shares may be granted under the 1990 plan and options up to 4,000,000 shares may be granted under the 1992 plan. These options typically have a six-month vesting period from the date of grant. The fair value under SFAS 123 of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: dividend rate of 0% for all years; price volatility of 61.72%, 48.98%, and 45.74%; risk-free interest rates of 5.7%, 6.1%, and 4.6%; and expected lives of 5 years, 5 years, and 4 years, respectively.

    A summary of the status of the two fixed plans at June 30, 2001, 2000, and 1999, and changes during the years then ended is as follows:

                                  2001                 2000                   1999
                                     Weighted-            Weighted-              Weighted-
                                      Average              Average                Average
                          Number of  Exercise   Number of  Exercise   Number of   Exercise
                           Shares     Price      Shares     Price      Shares      Price
    Outstanding and
      exercisable at
      beginning of
      year                2,123,318  $4.7563    1,918,318  $5.1069    1,795,918   $5.4443
    Granted               1,837,500   2.9331      230,000   1.5833      180,000    1.7870
    Exercised              (245,600)  2.0391      (20,000)  1.6723           --        --
    Expired or
      surrendered          (276,325)  6.0741       (5,000)  5.6300      (57,600)   5.2500

    Outstanding and
      exercisable at
      end of year         3,438,893   3.8703    2,123,318   4.7563    1,918,318    5.1069

    Weighted average
      fair value per
      option of
      options
      granted during
      the year                       $1.64                 $ .88                  $ .72




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)



10. STOCK-BASED COMPENSATION (CONTINUED)

    The following table summarizes information about the outstanding options at June 30, 2001:

                                                    Weighted-      Weighted-
                                                     Average        Average
                                      Number        Remaining      Exercise
      Range of Exercise Prices      Outstanding       Life           Price

         $ 1.13 to $ 2.94            1,653,500         8.9          $ 2.60
         $ 3.00 to $ 4.81              871,600         7.1          $ 3.50
         $ 5.13 to $ 5.63              553,793         2.7          $ 5.35
             $ 8.34                    360,000         3.5          $ 8.34

                                     3,438,893


    The Company's 1990 and 1992 Stock Option Plans were approved for modification at the Company's November 1994 and 2000 annual meetings of stockholders. The amendment approved in 1994 provide that when optionees exercise their options and remit the exercise payment to the Company, they may be granted a one-time option to purchase a like quantity of Common Shares as those options exercised (Reload Options). The Reload Options shall have an exercise price equal to the closing sales price of the Company's Common Stock on the day in which the original options were exercised, and shall have an exercise period that extends to the later of one year from the date of grant of the Reload Option or the expiration date of the originally exercised option.
    Options subject to reload included in total outstanding options at June 30, 2001 totaled 271,500 shares. These have a weighted average exercise price of $4.9346. The amendment approved in 2000 modified the 1992 Stock Option Plan by providing for scheduled grants to non-employee directors. Included in the 1,837,500 options granted during fiscal 2001 were 750,000 options granted to directors of the Company and 600,000 options to the Company's president, all of which are exercisable ratably over three years. The remainder were issued to key members of management and are also exercisable ratably over three years.0

    Employee Stock Purchase Plan - In August, 1995 the Company adopted a compensatory Employee Stock Purchase Plan (ESPP), effective for a three-year period, to provide employees of the Company with an incentive to remain with the Company and an opportunity to participate in the growth of the Company. In January 2000, the Company's board of directors resolved to terminate the ESPP. During 2001, materially all grants under the ESPP had either been paid or stock was issued.



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


11. MAJOR CUSTOMERS

    Sales to individual customers of 10% or more of net sales and revenues are as follows:

                                                    Trade Accounts Receivable
              Sales During the Year Ended June 30,      Balance at June 30,
    Customer      2001       2000        1999           2001         2000

       A      $    16,510 $   572,337 $14,127,657   $       --   $       --
       B        2,639,389   7,623,696  16,434,233      442,180      757,366
       C        1,063,406  13,691,936   9,984,620       48,152      234,528
       D        9,704,846   7,256,603   9,196,843       10,584    1,063,815
       E       13,646,334  12,496,316          --      292,355      214,344
       F       24,186,735   5,806,548          --    1,577,166    1,945,337

              $51,257,220 $47,447,436 $49,743,353   $2,370,437   $4,215,390


12. EARNINGS PER SHARE

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

                                            For the Year Ended 2001
                                                                      Per
                                      Income          Shares         Share
                                    (numerator)    (denominator)     Amount

    Basic EPS:
      Income available to common
        stockholders                $ 6,163,713     16,226,799      $  0.38
      Effect of Dilutive Securities
        Stock Options                                  238,624

    Diluted EPS:
      Income available to common
        stockholders plus assumed
        conversions                 $ 6,163,713     16,465,423      $  0.37




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


12. EARNINGS PER SHARE (CONTINUED)

    Options outstanding at June 30, 2001 to purchase 3,198,289 shares of common stock with a range of exercise prices from $3.19 to $8.34, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options expire over a 10-year period.

                                            For the Year Ended 2000
                                                                      Per
                                      Income          Shares         Share
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


                                            For the Year Ended 1999
                                                                      Per
                                      Income          Shares         Share
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




                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




13. ADDITIONAL INFORMATION FOR STATEMENTS OF CASH FLOWS

                                        2001           2000           1999

    Interest paid                    $1,830,639     $1,548,528     $1,862,810
    Income taxes paid                   165,000         30,000             --

    The Company had the following non-cash transactions:

                                        2001           2000           1999
    Issued stock and recorded
      additional paid-in capital in
      connection with the liquidation
      of the ESPP plan               $  254,879     $        --     $      --
    Transfer of inventory to
      property, plant, and equipment    262,327              --            --
    Purchase of plant and equipment
      in exchange for debt                   --          26,085            --
    Increase in accrued compensation
      costs at implementation of ESPP        --              --        23,351
    Decrease in deferred compensation
      from employee terminations                         80,802         4,883
    Acceptance of receivable in exchange
      for sale of property, plant, and
      equipment                              --              --     1,000,000


14. 401(k) PLAN

    The Company has a 401(k) plan whereby all employees who are over the age of 19 and have 60 days of continuous service are eligible to participate. Employees may contribute from 1% to 12% of their pay. The Company matches 100% of the first 3% of employee salary deferrals and 50% of the next 2% of employee salary deferrals. The Company contributions to the Plan for the years ended June 30, 2001, 2000, and 1999, were $170,750, $187,169, and $58,600, respectively.

Item 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10                  DIRECTORS AND EXECUTIVE OFFICERS OF
                                   THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance:

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's securities are required to report to the Securities and Exchange Commission and to the NASDAQ National Market System by a specified date his or her ownership of or transactions in the Company's securities. To the Company's knowledge, based solely on information filed with the Company, all of these requirements have been satisfied, except that Daniel B. Allison failed to timely file one Form 4, representing one transaction, for the month of February, 2001. This Form 4 reported a sale of 500 shares of the Company's common stock, filing was due on March 10, 2001, and the form was filed on May 10, 2001.

The balance of information relating to this item is hereby incorporated by reference from the "Directors and Executive Officers" section of the Company's 2001 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2001.


Item 11                     EXECUTIVE COMPENSATION

The information relating to this item is hereby incorporated by reference from the "Executive Compensation" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2001.


Item 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The information relating to this item is hereby incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2001.


Item 13                 CERTAIN RELATIONSHIPS AND RELATED
                                   TRANSACTIONS

The information relating to this item is hereby incorporated by reference from the "Certain Relationships and Related Transactions" section of the Company's 2000 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended June 30, 2001.

Part IV

Item 14               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                          AND REPORTS FILED ON FORM 8-K

(a) Documents Filed as a Part of This Report

(1) Financial Statements

Statements of Income - Years Ended
      June 30, 2001, 2000 and 1999

    Statements of Stockholders' Equity - Years Ended
      June 30, 2001, 2000 and 1999

    Balance Sheets - June 30, 2001 and 2000

    Statements of Cash Flows - Years Ended
      June 30, 2001, 2000 and 1999

    Notes to Financial Statements

    Independent Auditors' Report on Financial Statements


(2) Financial Statement Schedules

None.

(3) Exhibits

See Index to Exhibits attached hereto and incorporated by reference herein.

(b) Reports on Form 8-K

During the fourth quarter of the period covered by this report, these reports on Form 8-K have been filed.

April 9, 2001     Company provided update on York, Nebraska facility
                  expansion and stock buy-back program (Item 5 of Form 8-K).

April 16, 2001    Company announced fiscal 2001 third quarter
                  earnings  (Item 5 of Form 8-K).

June 1, 2001      Company announced the expiration of Portales, New
                  Mexico sales contract (Item 5 of Form 8-K).

June 13, 2001     Company announced EPA's decision to deny California's
                  request for a waiver from compliance with the clean octane
                  (oxygenate) requirement of the Clean Air Act. (Item 5 of
                  Form 8-K).

June 19, 2001     Company announced decision to de-classify (de-stagger)
                  the terms of office served by its Board members (Item 5 of Form 8-K).

July 12, 2001     Company announced initial agreements with four ethanol
                  producers to market 60 million gallons of ethanol annually
                  (Item 5 of Form 8-K).

August 15, 2001   Company announced fiscal 2001 fourth quarter earnings
                  (Item 5 of Form 8-K).

September 6, 2001 Company provided update on York, Nebraska expansion and updated earnings guidance for the first quarter of fiscal 2002.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Wichita, Kansas on the 28th day of September, 2000.

                                                  HIGH PLAINS CORPORATION

                                                  By: /s/Gary R. Smith
                                                  President / Chief Executive
                                                  Officer / Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                       TITLE                     DATE
                                Chairman of the
                                Board and
Donald D. Schroeder             Director                  September 28,2001

H.T. Ritchie                    Director                  September 28,2001

Gilbert B. Eckhoff              Director                  September 28,2001

David C. Nesbitt                Director                  September 28,2001

Gary R. Smith                   Director                  September 28,2001

                                Vice President
                                General Council
Christopher G. Standlee         Secretary                 September 28,2001

                                Vice President
David E. Dykstra                Sales and Marketing       September 28,2001

                                Vice President
Timothy W. Newkirk              Operations                September 28,2001

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

3-8    Amendment to Articles III and V, of the Amended Bylaws of the
       Company, dated September 30, 2000 (incorporated herein by reference to Exhibit 3-8 to the Company's Annual Report on Form 10-K, dated June 30, 2000.

3-9 Amendment to Article III, of the Amended Bylaws of the Company dated June 7, 2001, attached hereto as Exhibit 3-9.

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

10-19 Agreement between the Company and EPCO Carbon Dioxide Products, Inc., for the sale of raw CO2 for an initial period of fifteen years and dated March 30, 1999, (incorporated herein by reference to Exhibit 10-19 to the Company's Annual Report on Form 10-K,dated June 30, 1999).

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

10-24 Agreement between the Company and Black Hole Enterprises, Ltd, an affiliated entity, terminating the lease of the Aztec Airplane, as of November 4, 1999, (incorporated herein by reference to Exhibit 10-24 to the Company's Annual Report on Form 10-K, dated June 30, 2000).

10-25 Agreement between the Company and Natural Chem Industries, LLC for the sale of the Company's Portales, New Mexico facility dated May 10, 2000, (incorporated herein by reference to Exhibit 10-25 to the Company's Annual Report on Form 10-K, dated June 30, 2000).

10-26 Lease dated April 7, 2000 between the Company and Center Towers L.C. for a 37 month lease of office space, (incorporated herein by reference to Exhibit 10-26 to the Company's Annual Report on Form 10-K, dated June 30, 2000).

10-27 Employment agreement dated April 1, 2001, between the Company and Gary R. Smith, for an initial period of thirty months, expiring September 30, 2003, attached hereto as exhibit 10-27.

10-28 Employment agreement dated July 1, 2001, between the Company and Christopher G. Standlee, for an initial period of eighteen months, expiring December 31, 2002, attached hereto as exhibit 10-28.

10-29 Employment agreement dated July 1, 2001, between the Company and Timothy W. Newkirk, for an initial period of eighteen months, expiring December 31, 2002, attached hereto as exhibit 10-29.

10-30 Employment agreement dated July 1, 2001, between the Company and David E. Dykstra, for an initial period of eighteen months, expiring December 31, 2002, attached hereto as exhibit 10-30.

10-31 Employment agreement dated July 1, 2001, between the Company and Michael S. Shook, for an initial period of eighteen months, expiring December 31, 2002, attached hereto as exhibit 10-31.

10-32 Employment agreement dated July 1, 2001, between the Company and Christopher S. Glaves, for an initial period of eighteen months, expiring December 31, 2002, attached hereto as exhibit 10-32.

10-33 Agreement between the Company and ICM, Inc., for sale of Dry Distiller's Grain and Wet Distiller's Grain from Colwich, Kansas and York, Nebraska plants through May 1, 2002, attached hereto as exhibit 10-33.

11-1 Statement on Computation of Per Share Earnings (Please see note 12 in the Financial Statements included herein).

23-1 Consent of Allen, Gibbs and Houlik, L.C., independent certified public accountants.

27-1   Financial Data Schedule.

Exhibit 3-8

                           HIGH PLAINS CORPORATION

                               AMENDED BYLAWS
                            As of June 30, 2001

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

                                  ARTICLE III

                                   DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be set from time to time as determined by the Board of Directors. Beginning at the annual meeting of stockholders and election of directors next following the close of fiscal 2001 and continuing thereafter, there shall be only one class of directors elected for a term to expire at the next annual meeting of stockholders following their election. Provided however, that directors previously elected to longer terms may continue to serve until the expiration of the term to which they were elected. The directors shall be elected at the appropriate annual meetings of the stockholders except as provided in Section Two of this Article, and each director elected shall hold office until his successor shall be elected and shall qualify. Directors need not be stockholders.

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

                                    The above constitutes the
                                    Bylaws adopted by the Board of
                                    Directors at their meeting
                                    held on the 15th day of
                                    January 1981, as subsequently
                                    amended by the Board of
                                    Directors at meetings held on
                                    March 6, 1986; April 6, 1998;
                                    July 18, 2000, and June 7,
                                    2001.

                                    By:  /s/ Christopher G. Standlee
                                    Christopher G. Standlee,
                                    Secretary

Exhibit 3-9

                         HIGH PLAINS CORPORATION

                             AMENDED BYLAWS
                          As of June 30, 2001

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

                                 ARTICLE III

                                  DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be set from time to time as determined by the Board of Directors. Beginning at the annual meeting of stockholders and election of directors next following the close of fiscal 2001 and continuing thereafter, there shall be only one class of directors elected for a term to expire at the next annual meeting of stockholders following their election. Provided however, that directors previously elected to longer terms may continue to serve until the expiration of the term to which they were elected. The directors shall be elected at the appropriate annual meetings of the stockholders except as provided in Section Two of this Article, and each director elected shall hold office until his successor shall be elected and shall qualify. Directors need not be stockholders.

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

                                      The above constitutes the
                                      Bylaws adopted by the Board of
                                      Directors at their meeting
                                      held on the 15th day of
                                      January 1981, as subsequently
                                      amended by the Board of
                                      Directors at meetings held on
                                      March 6, 1986; April 6, 1998;
                                      July 18, 2000, and June 7,
                                      2001.

                                      By:  /s/ Christopher G. Standlee
                                      Christopher G. Standlee,
                                      Secretary

Exhibit 10-27

                              EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of April, 2001, by and between High Plains Corporation, a Kansas corporation
(the "Company"), and Gary R. Smith ("Employee").

                                   WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as its Chief Executive Officer (CEO).

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries (any later reference to the Company shall be deemed to include subsidiaries, of which Employee shall act as President and/or CEO).
In his capacity as Chief Executive Officer, he will be responsible for management of the Company as described in the Bylaws of the Company to the extent not inconsistent with the provisions of Paragraph 1(b) hereof. Employee will report to the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, for the conduct of the business of the Company, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

  (b) Employee shall have responsibility and authority to make routine operational decisions on behalf of the Company, and to act on behalf of the Company in implementation of the budget, and in furtherance of the goals and directions as approved or set forth by the Board of Directors from time to time.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for a 30-month period commencing this date and ending on September 30, 2003 ("Employment Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay Employee, and Employee agrees to accept:

  (a) Base Salary. A base salary of $250,000 per annum ($20,833.33 per month) during the Employment Period. The base salary set forth above is hereinafter referred to as the "Base Salary". The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by the Board of Directors, (ii) a further bonus for the fiscal year ending June 30, 2002, of up to 80% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year, (iii) a bonus for the fiscal year ending June 30, 2003, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by the Board of Directors, and (iv) a further bonus for the fiscal year ending June 30, 2003, of up to 80% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year. The provisions in (i) and (ii) in the foregoing sentence shall be deemed to be the "Bonus Plan" for the fiscal year ending June 30, 2002; and the provisions in (iii) and (iv) in the foregoing sentence shall be deemed to be the "Bonus Plan" for the fiscal year ending June 30, 2003.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Membership in a Wichita, Kansas Country Club. The Company shall pay the initiation fees incurred by Employee at a Wichita, Kansas country club, which Employee elects to join in the promotion of, or in the furtherance of, the Company's business. Appropriate expenses incurred for the Company's business purposes properly documented by Employee, as described in subparagraph (i) above, shall also be reimbursed. Further, the Company shall reimburse Employee for his monthly dues at said club.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted (which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle suitable to his position for his use during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and (v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v)  Employee's habitual insobriety or use of controlled substances.

  (b)  Death.  This Agreement shall terminate upon Employee's death.

  (c) Disability. This Agreement shall terminate upon Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due Employee hereunder, Employee or his representatives shall be paid (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and (iii) any unpaid expense reimbursement.

  (b) Total Disability. As used herein, the term "Total Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration Association office nearest Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation (i) the Base Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due Employee under the Bonus Plan for the year in which such Total Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

  However, payments owing Employee under any Profit Sharing Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment Period, (ii) the amount due Employee under the Bonus Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, pro-rated to the "closing date" of such event, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to this subparagraph (d) if Employee remains employed following such event pursuant to this Agreement or otherwise remains employed by the Company or its successor following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d) Propriety information. During or after the Employment Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company. "Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or
  (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

    This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or (2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period of two years after the termination of his employment (the "Termination Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the second anniversary of the Termination Date, neither Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company (including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company. Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time within three years from the Termination Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified.
  As used herein, the term "Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

  Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base Salary. In the event that the provisions of this subparagraph (f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term "Company" as it is used in this Agreement. The Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business. This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law. If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid. The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita KS 67202
                            Attn: Christopher G. Standlee

      If to Employee:       Gary R. Smith
                            12610 Bradford Circle
                            Wichita KS 67206

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.


  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                  COMPANY:

                                  HIGH PLAINS CORPORATION


                                  By _________________________________
                                  Its ________________________________


                                  EMPLOYEE:

                                  ____________________________________
                                  Gary R. Smith

Exhibit 10-28

                              EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of July, 2001, by and between High Plains Corporation, a Kansas corporation
(the "Company"), and Christopher G. Standlee ("Employee").

                                   WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as its Vice President and General Counsel.

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries and successors (any later reference to the Company shall be deemed to include subsidiaries and successors, of which Employee shall act as Vice President and General Counsel). In this capacity, he will be responsible for duties as described for his position in the Bylaws of the Company, and as directed from time to time by the President and the Board of Directors. Employee will report to the President and the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for an 18-month period commencing July 1, 2001 and ending on December 31, 2002 ("Employment Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay Employee, and Employee agrees to accept:

  (a) Base Salary. A base salary of $100,000 per annum ($8.3833.33 per month) through December 31, 2001, then a base salary of $110,000 per annum for the duration of the Employment Period. The base salary set forth above is hereinafter referred to as the "Base Salary". The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by President and/or the Board of Directors, and (ii) a further bonus for the fiscal year ending June 30, 2002, of up to 20% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be entitled to a "stay put" bonus equal to one year's base salary, payable as of the completion of the transaction described above, provided that employee is still employed with the Company on the date such transaction is completed.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted (which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle allowance in the amount of $400 per month during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and (v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the President or Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v)  Employee's habitual insobriety or use of controlled substances.

  (b)  Death.  This Agreement shall terminate upon Employee's death.

  (c) Disability. This Agreement shall terminate upon Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due Employee hereunder, Employee or his representatives shall be paid
  (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and (iii) any unpaid expense reimbursement.

  (b) Total Disability. As used herein, the term "Total Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration Association office nearest Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation
  (i) the Base Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due Employee under the Bonus Plan for the year in which such Total Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement (except for payment of accrued but unpaid base salary, expenses, and vacation) effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

  However, payments owing Employee under any Profit Sharing Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment Period, (ii) the amount due Employee under the Bonus Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to subsections (i) and (ii) of this subparagraph (d) if the Company or its successor requests and offers a contract providing that Employee remain employed for one year following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d) Propriety information. During or after the Employment Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company. "Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

  This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or
  (2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period ending on December 31, 2002 (the "Termination Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the Termination Date, neither Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company (including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company. Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time prior to the Termination Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified. As used herein, the term "Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

  Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base Salary. In the event that the provisions of this subparagraph (f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term "Company" as it is used in this Agreement. The Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business. This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law. If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid. The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita KS 67202
                            Attn: Gary R. Smith

      If to Employee:       Christopher G. Standlee
                            427 N. Rutland
                            Wichita KS 67206

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.



  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                        COMPANY:

                                        HIGH PLAINS CORPORATION


                                        By ________________________________
                                        Its _______________________________


                                        EMPLOYEE:

                                        ___________________________________
                                        Christopher G. Standlee

Exhibit 10-29

                           EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of July, 2001, by and between High Plains Corporation, a Kansas corporation (the "Company"), and Timothy W. Newkirk
("Employee").

                                  WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as Vice President of Operations.

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries and successors (any later reference to the Company shall be deemed to include subsidiaries and successors, of which Employee shall act as Vice President of Operations). In this capacity, he will be responsible for duties as described for his position in the Bylaws of the Company, and as directed from time to time by the President and the Board of Directors. Employee will report to the President and the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for an 18-month period commencing July 1, 2001 and ending on December 31, 2002 ("Employment Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay
Employee, and Employee agrees to accept:

  (a)  Base Salary.  A base salary of $125,000 per annum
($10,416.66 per month) through December 31, 2001, then a base salary of $137,500 per annum for the duration of the Employment Period. The base salary set forth above is hereinafter referred to as the "Base Salary".
The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by President and/or the Board of Directors, and (ii) a further bonus for the fiscal year ending June 30, 2002, of up to 20% of his Base
Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under
Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be entitled to a "stay put" bonus equal to one year's base salary, payable as of the completion of the transaction described above, provided that employee is still employed with the Company on the date such transaction is completed.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted
(which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle allowance in the amount of $600 per month during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and
(v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the President or Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v) Employee's habitual insobriety or use of controlled substances.

  (b) Death. This Agreement shall terminate upon Employee's death.

  (c)  Disability.  This Agreement shall terminate upon
Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due
Employee hereunder, Employee or his representatives shall be paid (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and
(iii) any unpaid expense reimbursement.

  (b)  Total Disability.  As used herein, the term "Total
Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total
Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration Association office nearest
Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation (i) the Base
Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due Employee under the Bonus Plan for the year in which such Total Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement (except for payment of accrued but unpaid base salary, expenses, and vacation) effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

    However, payments owing Employee under any Profit Sharing
Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment
Period, (ii) the amount due Employee under the Bonus
Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to subsections (i) and
(ii) of this subparagraph (d) if the Company or its successor requests and offers a contract providing that Employee remain employed for one year following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d)  Propriety information.  During or after the Employment
Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company.
"Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

    This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or
(2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period ending on December 31, 2002 (the "Termination
Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the Termination Date, neither
Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company
(including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company. Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time prior to the Termination
Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified. As used herein, the term
"Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

    Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base
Salary. In the event that the provisions of this subparagraph (f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term
"Company" as it is used in this Agreement.  The
Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business. This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law. If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid.
The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita, KS 67202
                            Attn: Christopher G. Standlee

      If to Employee:       Timothy W. Newkirk
                            5776 S. 107th St. E.
                            Derby, KS 67037

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.


  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                COMPANY:

                                HIGH PLAINS CORPORATION

                                By _________________________________
                                Its ________________________________


                                EMPLOYEE:


                                ____________________________________
                                Timothy W. Newkirk

Exhibit 10-30

                        EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of July, 2001, by and between High Plains Corporation, a Kansas corporation (the "Company"), and David Dykstra ("Employee").

                                  WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as Vice
President of Marketing.

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries and successors (any later reference to the Company shall be deemed to include subsidiaries and successors, of which Employee shall act as Vice President of Marketing). In this capacity, he will be responsible for duties as described for his position in the Bylaws of the Company, and as directed from time to time by the President and the Board of Directors.
Employee will report to the President and the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for an 18-month period commencing
July 1, 2001 and ending on December 31, 2002 ("Employment
Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay Employee, and Employee agrees to accept:

  (a) Base Salary. A base salary of $125,000 per annum ($10,416.66 per month) through December 31, 2001, then a base salary of $137,500 per annum for the duration of the Employment Period. The base salary set forth above is hereinafter referred to as the "Base
Salary". The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by President and/or the Board of Directors, and (ii) a further bonus for the fiscal year ending
June 30, 2002, of up to 20% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be entitled to a "stay put" bonus equal to one year's base salary, payable as of the completion of the transaction described above, provided that employee is still employed with the Company on the date such transaction is completed.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted (which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle allowance in the amount of $600 per month during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and (v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the President or Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v)  Employee's habitual insobriety or use of controlled substances.

  (b)  Death.  This Agreement shall terminate upon Employee's death.

  (c) Disability. This Agreement shall terminate upon Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due Employee hereunder, Employee or his representatives shall be paid (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and (iii) any unpaid expense reimbursement.

  (b) Total Disability. As used herein, the term "Total Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration
Association office nearest Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation (i) the Base
Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due
Employee under the Bonus Plan for the year in which such Total
Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement
(except for payment of accrued but unpaid base salary, expenses, and vacation) effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

    However, payments owing Employee under any Profit Sharing Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment
Period, (ii) the amount due Employee under the Bonus Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to subsections (i) and (ii) of this subparagraph
(d) if the Company or its successor requests and offers a contract providing that Employee remain employed for one year following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d) Propriety information. During or after the Employment Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company. "Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

    This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or (2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period ending on December 31, 2002 (the "Termination Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the Termination Date, neither Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company
(including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company.
Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time prior to the Termination
Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified. As used herein, the term "Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

    Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base
Salary.  In the event that the provisions of this subparagraph
(f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term "Company" as it is used in this Agreement. The Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business.
This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law.
If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid. The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita, KS 67202
                            Attn: Christopher G. Standlee

      If to Employee:       David Dykstra
                            13115 E. Crestwood
                            Wichita, KS 67230

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.



  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                 COMPANY:

                                 HIGH PLAINS CORPORATION


                                 By _________________________________
                                 Its ________________________________


                                 EMPLOYEE:


                                 ____________________________________
                                 David Dykstra

Exhibit 10-31

                       EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of July, 2001, by and between High Plains Corporation, a Kansas corporation (the "Company"), and Michael Shook ("Employee").

                                  WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as its Director of Finance and Controller.

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries and successors (any later reference to the Company shall be deemed to include subsidiaries and successors, of which Employee shall act as Director of Finance and Controller). In this capacity, he will be responsible for duties as described for his position in the Bylaws of the Company, and as directed from time to time by the President and the Board of Directors. Employee will report to the President and the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for an 18-month period commencing
July 1, 2001 and ending on December 31, 2002 ("Employment
Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay Employee, and Employee agrees to accept:

  (a) Base Salary. A base salary of $85,000 per annum ($7,083.33 per month) through December 31, 2001, then a base salary of $93,500 per annum for the duration of the Employment Period. The base salary set forth above is hereinafter referred to as the "Base Salary".
The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by President and/or the Board of Directors, and (ii) a further bonus for the fiscal year ending
June 30, 2002, of up to 20% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be entitled to a "stay put" bonus equal to one year's base salary, payable as of the completion of the transaction described above, provided that employee is still employed with the Company on the date such transaction is completed.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted (which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle allowance in the amount of $400 per month during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and (v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the President or Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v)  Employee's habitual insobriety or use of controlled substances.

  (b)  Death.  This Agreement shall terminate upon Employee's death.

  (c) Disability. This Agreement shall terminate upon Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due Employee hereunder, Employee or his representatives shall be paid (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and (iii) any unpaid expense reimbursement.

  (b) Total Disability. As used herein, the term "Total Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration
Association office nearest Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation (i) the Base
Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due
Employee under the Bonus Plan for the year in which such Total
Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement
(except for payment of accrued but unpaid base salary, expenses, and vacation) effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

    However, payments owing Employee under any Profit Sharing Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment
Period, (ii) the amount due Employee under the Bonus Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to subsections (i) and (ii) of this subparagraph
(d) if the Company or its successor requests and offers a contract providing that Employee remain employed for one year following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d) Propriety information. During or after the Employment Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company. "Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

    This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or (2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period ending on December 31, 2002 (the "Termination Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the Termination Date, neither Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company
(including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company.
Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time prior to the Termination
Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified. As used herein, the term "Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

    Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base
Salary.  In the event that the provisions of this subparagraph
(f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term "Company" as it is used in this Agreement. The Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business.
This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law.
If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid. The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita KS 67202
                            Attn: Christopher G. Standlee

      If to Employee:       Michael Shook
                            237 Winterset
                            Wichita KS 67212

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.



  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                    COMPANY:

                                    HIGH PLAINS CORPORATION


                                    By ______________________________
                                    Its _____________________________


                                    EMPLOYEE:


                                    _________________________________
                                    Michael Shook

Exhibit 10-32

                            EMPLOYMENT AGREEMENT


  THIS AGREEMENT, made and entered into effective as of the 1st day of July, 2001, by and between High Plains Corporation, a Kansas corporation (the "Company"), and Christopher S. Glaves ("Employee").

                                  WITNESSETH:

  WHEREAS, the Company wishes to assure itself of Employee's full-time employment during the term specified herein; and

  WHEREAS, Employee is prepared to enter into this Agreement with the Company and to give the Company the assurances it desires.

  NOW, THEREFORE, in consideration of the premises and their mutual covenants, the parties agree as follows:

1. Nature and Capacity of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company as its Director of Grain Procurement and Feed Sales.

  (a) Employee will render exclusive and full-time services to the Company and its subsidiaries and successors (any later reference to the Company shall be deemed to include subsidiaries and successors, of which Employee shall act as Director of Grain Procurement and Feed Sales). In this capacity, he will be responsible for duties as described for his position in the Bylaws of the Company, and as directed from time to time by the President and the Board of Directors. Employee will report to the President and the Board of Directors and (in addition to his other responsibilities) will be responsible for implementing all orders and resolutions of the Board of Directors, and the compliance with all federal and state laws, rules and regulations. Employee acknowledges that the Board of Directors shall have final authority in matters affecting the interests of the Company.

2. Term. Subject to earlier termination in accordance with this Agreement, Employee's employment shall be for an 18-month period commencing
July 1, 2001 and ending on December 31, 2002 ("Employment
Period").

3. Compensation. As compensation for all of Employee's services under this Agreement, the Company agrees to pay Employee, and Employee agrees to accept:

  (a) Base Salary. A base salary of $85,000 per annum ($7,083.33 per month) through December 31, 2001, then a base salary of $93,500 per annum for the duration of the Employment Period. The base salary set forth above is hereinafter referred to as the "Base Salary".
The Base Salary shall be payable in accordance with the Company's standard payroll practices.

  (b) Bonus. In addition to the Base Salary, Employee shall be paid (i) a bonus for the fiscal year ending June 30, 2002, equal to 20% of his Base Salary upon the successful completion of his work plan in the form previously approved by President and/or the Board of Directors, and (ii) a further bonus for the fiscal year ending
June 30, 2002, of up to 20% of his Base Salary, in such amount as may be determined by the Board of Directors, in its discretion, based upon the performance of the Company's stock and the return on equity to the shareholders during such fiscal year.

  (c)  Benefits.

    (i) Expenses. The Company shall reimburse Employee for any ordinary, necessary and reasonable business expenses that Employee incurs in connection with the performance of his responsibilities under this Agreement, including entertainment and travel expenses; provided, however, that Employee provides the Company documentation for these expenses in a form sufficient to sustain the Company's deduction for these expenses under Section 162 of the Internal Revenue Code of 1986, or any successor statute, and provided further that Employee abides by all policies of the Company regarding such business expenses.

    (ii) Medical, Life and Disability Insurance. The Company shall provide Employee with the medical, life and disability insurance currently provided to all other employees of the Company similarly situated.

    (iii) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be entitled to a "stay put" bonus equal to one year's base salary, payable as of the completion of the transaction described above, provided that employee is still employed with the Company on the date such transaction is completed.

    (iv) Vacation. Employee shall be entitled to a vacation period of three weeks each year.

    (v) 401K Plan. Employee will participate in the Company's existing 401K Plan in accordance with the terms and conditions of the plan.

    (vi) Benefit Changes. No reference in this Agreement to any policy or any employee benefit (under this Paragraph 3(c)) established or maintained by the Company or its affiliate generally shall preclude the Company or such affiliate from changing that policy or amending or terminating that benefit if the amendment or termination applies to the other employees of the Company similarly situated.

    (vii) Other Plans. The Company agrees that nothing contained herein is intended to or shall be deemed to be granted to Employee in lieu of any rights and privileges which Employee may be entitled to as an Employee of the Company under any other plans which may hereafter be adopted (which benefit all Employees similarly situated), it being understood that Employee shall have the same right and privileges to participate in such plans or benefits as any other employee similarly situated.

    (viii) Vehicle. The Company shall provide Employee with a vehicle allowance in the amount of $500 per month during the term of this Agreement.

4. Termination. This Agreement may not be terminated prior to the end of the Employment Period except as follows:

  (a) By Company for Cause. The Company may terminate this Agreement for cause upon Employee's material breach of this Agreement. Except as to subparagraphs (iv) and (v) below, where the ability to cure is not allowed, the Company shall give Employee 30 days' advance written notice of such termination, which notice shall describe in detail the acts or omissions which the Company believes constitute such breach; provided that such termination shall not take effect if Employee is able to cure such breach within 30 days following delivery of such notice. Any failure to give notice shall not be deemed an approval by the Company of any conduct or a waiver by the Company of any of its rights. Acts or omissions which constitute material breach of this Agreement shall be limited strictly to the following:

    (i) Any material breach by Employee of his obligations under this Agreement.

    (ii) Willful failure of Employee to perform duties assigned to him by the President or Board of Directors.

    (iii) Willful failure of Employee to cease any other activity which materially conflicts with the interests of the Company or materially and adversely affects the performance of his duties.

    (iv) Employee commits any fraud, theft or embezzlement of the Company's assets, any other act of dishonesty against the Company (or its affiliates), or any crime which is punishable as a felony.

    (v)  Employee's habitual insobriety or use of controlled substances.

  (b)  Death.  This Agreement shall terminate upon Employee's death.

  (c) Disability. This Agreement shall terminate upon Employee's total disability as determined under Paragraph 5.

5.  Termination Payment

  (a) Death. In the event that this Agreement is terminated due to Employee's death, Employee's Base Salary shall cease as of the end of the month in which his death occurred, and in lieu of all other compensation due Employee hereunder, Employee or his representatives shall be paid (i) the compensation due Employee under the Bonus Plan for the year in which his death occurred, pro-rated to the date of his death, (ii) accrued but unpaid vacation pay for the year in which Employee died pro-rated to the date of his death, and (iii) any unpaid expense reimbursement.

  (b) Total Disability. As used herein, the term "Total Disability" shall mean the inability of Employee to substantially perform the duties of his employment hereunder by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months. The determination of Employee's Total Disability shall be made by the Board of Directors and an examining physician acceptable to the Company and Employee. If Employee and the Company cannot agree as to a physician or if Employee is unable to select a physician, then a physician shall be designated by the American Arbitration
Association office nearest Wichita, Kansas. In the event that this Agreement is terminated due to Total Disability, Employee shall be paid in lieu of all other compensation (i) the Base
Salary, as adjusted, due Employee to the date it was determined that Employee became totally disabled, (ii) the compensation due
Employee under the Bonus Plan for the year in which such Total
Disability occurred pro-rated to the date that Employee was terminated, (iii) accrued but unpaid vacation pay for the year in which Employee became Totally Disabled pro-rated to the date that Employee was terminated, and (iv) any unpaid expense reimbursement. Upon such Total Disability, the Company shall have the right to terminate any insurance that it has owned and maintained on the life of Employee; provided, however, that if the Company elects to maintain such insurance, the proceeds thereof shall be the sole property of the Company.

  (c) Termination by Company for Cause. If Employee is terminated for cause under the terms of this Agreement, the Company shall be relieved of all obligations and liability to Employee under this Agreement
(except for payment of accrued but unpaid base salary, expenses, and vacation) effective the date written notice has been given to Employee pursuant to Paragraph 4(a) provided that Employee has not cured said breach pursuant to said paragraph.

    However, payments owing Employee under any Profit Sharing Plan shall still be payable to Employee by the Company in accordance with the terms and conditions of the specific plan.

  (d) Change of Control. In the event of the sale of all or substantially all of the assets of the Company or the acquisition of greater than 50% of the stock of the Company by any party or group of affiliated parties, Employee shall be paid (i) the Base Salary payable under this Agreement through the end of the Employment
Period, (ii) the amount due Employee under the Bonus Plan for the fiscal year during which such event occurred, pro-rated to the "closing date" of such event (iii) accrued but unpaid vacation for the year in which such event occurred, and (iv) any unpaid expense reimbursement; provided, however, that no payment shall be due pursuant to subsections (i) and (ii) of this subparagraph
(d) if the Company or its successor requests and offers a contract providing that Employee remain employed for one year following such event in a similar executive capacity with salary, bonus and benefits similar to those provided for in this Agreement.

6. Covenants of Employee. Employee agrees to comply with the provisions of this Paragraph 6 during the Employment Period and for one full year after the expiration or termination thereof (except as otherwise provided in the subparagraphs below).

  (a) Assistance in Litigation. Employee agrees that he shall, upon reasonable notice, furnish such information and proper assistance to the Company as may be required in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

  (b) Confidential Information. Employee agrees that he shall not to the detriment of the Company, knowingly disclose or reveal to any unauthorized person any trade secret or other confidential information to the Company, its subsidiaries or affiliates, or any business operated by them including, without limitation, confidential customer information, sales and marketing strategies, process information, or other similar confidential information; and Employee hereby confirms that such information constitutes the exclusive property of the Company.

  (c) Conflicts of Interest. During the Employment Period, including any extension thereof, Employee shall not, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected in any manner with any business whether in corporate, partnership or proprietorship form, that provides any service or product in competition with any service or product provided by the Company or any of its subsidiaries from time to time without prior approval of the Board of Directors; provided, however, that Employee may acquire up to 1% of the debt or equity securities of any corporation or other entity, if such debt or equity securities are traded on a national or regional securities exchange or quoted on the NASDAQ system.

  (d) Propriety information. During or after the Employment Period, including any extension thereof, Employee shall not disclose any Proprietary Information of the Company or its subsidiaries or affiliates to any person not authorized by the Company's or such subsidiaries' or affiliates' Board of Directors, as the case may be, to receive the information, nor shall Employee make use of any Propriety Information for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company. "Propriety Information" of the Company, its subsidiaries and affiliates includes, but is not limited to, trade secrets and other confidential information, development projects, customer lists, billing and other consumer information, pricing, process, product and market information, marketing strategies, computer programs, financial data and any other information about the Company, its subsidiaries and affiliates and their interests, affairs or business which is not in the public domain. Upon the termination of his employment hereunder, Employee shall deliver to the Company and its subsidiaries all correspondence, mailing lists, letters, records and any and all other documents pertaining to or containing information relative to the Company's business, and the Company shall not remove any of such records either during the course of his employment or upon the termination thereof.

  (e) Inventions, Designs, Etc. Employee agrees that all inventions, discoveries, designs, product developments, patent applications, computer software, copyrightable material and any similar property developed or conceived by Employee during the Employment Period, including any extension thereof, either solely or jointly with others, and relating to, or capable of being used or adopted for use in, the business of the Company, or developed or conceived by Employee in the course of duties for the Company, shall inure to and be the property of the Company and must be promptly disclosed to the Company. Employee agrees that both during the Employment Period, including any extension thereof, and thereafter, Employee will execute such documents and do such things as the Company reasonably may request to enable the Company or its nominee (i) to apply for patent, registered design, trademark, copyright or equivalent protection in the United States, Canada and elsewhere for any invention, discovery, design or product development herein above referred to in this subparagraph (e) or (ii) to be vested with exclusive title, free and clear of any liens or encumbrance, to any such inventions, discoveries, designs, produce developments, patents, registered designs or equivalent rights, computer software, tradenames, trademarks and copyrights and any similar property of Employee.

    This subparagraph (e) does not apply to an invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Employee's own time and (1) which does not relate (a) directly to the business of the Company or (b) to the Company's actual or demonstrably anticipated research or development, or (2) which does not result from any work performed by Employee for the Company.

  (f) Covenants Not to Compete, Etc. Employee agrees that for a period ending on December 31, 2002 (the "Termination Date"), for whatever reason, neither he nor any entity with which Employee is affiliated anywhere in the United States (the "Territory") will, directly or indirectly, own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner with, any business whether in corporate, proprietorship or partnership form or otherwise, as more than 10% owner in such business, or member of a group controlling such business, where such business is engaged in any activity which competes with the business of the Company, as conducted on the Termination Date or which will compete with any proposed business activity of the Company in the planning stage on the Termination Date. From the date of this Agreement until the Termination Date, neither Employee nor any entity with which Employee is affiliated shall solicit within the Territory business from, or perform services for, except on behalf of the Company, any company or other business entity which at any time during such period was a client of the Company
(including, without limitation, any lessee, vendor, supplier or lender of or to the Company), except on behalf of the Company.
Neither Employee nor any entity with which Employee is affiliated shall within the Territory, at any time prior to the Termination
Date, provide employment, either on a full-time, part-time or consulting basis, to any person who is employed by the Company on the Termination Date, unless Employee shall have received the prior written consent of the Company to do so, in which written consent the name of the person to be employed following the Termination Date by Employee or by any entity with which Employee is affiliated is specifically identified. As used herein, the term "Employee" in the phrase "entity with which Employee is affiliated" shall include, without limitation, Employee's spouse and any other member of his immediate family.

    Notwithstanding the preceding, in the event that the Employer terminates this Agreement without cause or Employee terminates this Agreement with cause, the provisions of this paragraph shall only continue for the period of time that Employee is paid his Base
Salary.  In the event that the provisions of this subparagraph
(f) should ever be judicially determined to exceed the limitations permitted by applicable law, then the parties hereto agree that such provision shall be reformed to set forth the maximum limitations permitted.

  (g) Secrecy. Employee agrees that he shall hold in strict confidence and shall not disclose to any third person any of the terms or provisions of his employment arrangements with the Company, except to the extent required by applicable law.

  (h) Injunctive Relief. The parties hereto specifically acknowledge and agree that the remedy at law for any breach of the provisions of this Paragraph 6 will be inadequate and that the Company, in addition to any other relief available to it, shall be entitled to temporary and permanent injunctive relief upon application by the Company to any arbitrator or directly to any court, without the necessity of proving actual damages.

7.  Miscellaneous.

  (a) Successors and Assigns. This Agreement is binding on and inures to the benefit of the Company's successors and assigns, all of which are included in the term "Company" as it is used in this Agreement. The Company may assign this Agreement only in connection with a merger, consolidation, assignment, sale or other disposition of substantially all of its assets or business.
This Agreement will be deemed materially breached by the Company if its successor or assign does not assume all of the Company's obligations under this Agreement.

  (b) Modification. This Agreement may be modified or amended only by a writing signed by both the Company and Employee.

  (c) Construction. Wherever possible, each provision of this Agreement will be interpreted so that it is valid under the applicable law.
If any provision of this Agreement is to any extent invalid under the applicable law, the remainder of that provision will still be effective to the extent it remains valid. The remainder of this Agreement also will continue to be valid, and the entre Agreement will continue to be valid in other jurisdictions.

  (d) Waivers. No failure or delay by either the Company or Employee in exercising any right or remedy under this Agreement will waive any provision of this Agreement, nor will any single partial exercise by either the Company or Employee of any right or remedy under this Agreement preclude either of them from otherwise or further exercising these rights or remedies, or any other rights or remedies granted by any law or any related document.

  (e) Captions. The headings in this Agreement are for convenience only and do not affect the interpretation of this Agreement.

  (f) Entire Agreement. This Agreement supersedes all previous and contemporaneous and negotiations, commitments, writings and understandings between the parties concerning the matters in this Agreement.

  (g) Notices. All notices and other communications required or permitted under this Agreement shall be in writing and either hand delivered, or sent by registered first class mail, postage prepaid, and shall be effective upon receipt in the event of hand delivery, or five days after mailing to the addresses stated below, or to such other addresses as may be furnished in writing from time to time by the party to be served.

      If to the Company:    High Plains Corporation
                            200 West Douglas #820
                            Wichita KS 67202
                            Attn: Christopher G. Standlee

      If to Employee:       Christopher S. Glaves
                            2550 Welgate Circle
                            Wichita KS 67226

  (h) Applicable Law. This Agreement shall be construed in accordance with the laws of the State of Kansas.



  IN WITNESS WHEREOF, the Company and Employee have executed this Agreement as of the date first above written.

                                    COMPANY:

                                    HIGH PLAINS CORPORATION


                                    By ______________________________
                                    Its _____________________________


                                    EMPLOYEE:


                                    _________________________________
                                    Christopher S. Glaves

Exhibit 10-33


                                  AGREEMENT


  THIS AGREEMENT made and entered into as of November 21st, 2000 by and between High Plains Corporation, a Kansas corporation ("Seller"), and ICM Marketing, Inc. a Kansas corporation ("Buyer").


                             W I T N E S S E T H :


  WHEREAS, Seller desires to sell and Buyer desires to purchase the Wet Distiller's Grains with Solubles, and Dried Distiller's Grains with Solubles, (hereinafter the "Products") output of the ethanol production "Plants" which Seller owns at York, Nebraska and Colwich, Kansas (hereinafter called the "Plants") and


  WHEREAS, Seller and Buyer wish to agree in advance of such sale and purchase to the price formula, payment, delivery and other terms thereof in consideration of the mutually promised performance of the other;


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


  3. TERM. The current term of this Agreement shall be from the date of signing through May 1st, 2002. This agreement shall be automatically renewed for successive one-year terms unless either party gives written notice to the other party of it's election not to renew not later than ninety (90) days prior to the expiration of the then current term.

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

  If to Buyer, to the attention of ICM, Inc., Randy Ives, Facsimile number 316-796-0944 and


  If to Seller, to the attention of J.R. Hermes, Facsimile number 316-796-1523 and Danny Allison, Facsimile number 402-362-6707.

  Or to such other representatives of Buyer and Seller as they may designate to the other in writing.


    E. Title, risk of loss and full shipping responsibility shall pass to Buyer upon loading the "Products" into trucks or rail cars, as the case may be, and delivering to Buyer of the bill of lading for each such shipment.


    F. None of the Seller "Products" shall be sold more than 180 days in advance by Buyer unless Seller explicitly approves the price and terms of any such contract. Buyer will advise weekly and update Seller monthly on all outstanding contractual obligations, and the terms thereof. The aforementioned method of notification shall be deemed sufficient for this purpose. Any forward sales authorized and approved by the Seller shall be the property of the Seller, and the Seller shall have the full benefit or burden of those contracts.



5.  PRICE AND PAYMENT.


     A. Buyer agrees to pay Seller for all "Products" removed by Buyer from the "Plants", a price equal to ninety-eight percent (98%) of the FOB Plant price actually received by Buyer from its customers. For purposes of this provision, the FOB Plant price shall be the actual sale price, less all freight costs incurred by Buyer in delivering the Product to its customer. Buyer agrees to use commercially reasonable efforts to achieve the highest resale price available under prevailing market conditions as judged by Buyer. Seller's sole and exclusive remedy for breach of Buyer's obligations hereunder shall be to terminate this Agreement. Provided that this provision shall not limit Seller's rights in the event of Buyer's willful misconduct or grossly negligent actions.


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

  6.  QUANTITY AND WEIGHTS.


    A. It is understood that said output of the "Products" shall be determined by Seller's production schedule and that no warranty or representation has been made by Seller as to the exact quantities of "Products" to be sold pursuant to this Agreement. At the effective date of this Agreement, the output estimated by Seller to be sold to the Buyer is approximately sixteen thousand tons (16,000) of Product per month from the aforementioned "Plants".


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


  7.  QUALITY.

A. Seller understands that Buyer intends to sell the "Products" purchased from Seller as a primary animal feed ingredient and that said "Products" are subject to minimum quality standards outlined in Exhibit A for such use. Seller agrees and warrants that "Products" produced at it's "Plants" and delivered to Buyer shall be accepted in the feed trade under the minimum quality standards outlined in Exhibit A and shall be of merchantable quality.

    B. Seller warrants that all "Products" sold to Buyer hereunder shall, at the time of delivery to Buyer, conform to the minimum quality standards outlined in Exhibit A. Said minimum quality standards are subject to change at the discretion of Seller. Sufficient notice shall be deemed to be 30 days of written notification to Buyer.

    C. Seller warrants that at the time of loading, the "Products" will not be adulterated or misbranded within the meaning of the Federal Food, Drug and Cosmetic Act and that each shipment may lawfully be introduced into interstate commerce under said Act. Payment of invoice does not waive Buyer's rights if goods do not comply with terms or specifications of this Agreement. Unless otherwise agreed between the parties to this Agreement, and in addition to other remedies permitted by law, the Buyer may, without obligation to pay, reject either before or after delivery, any of the "Products" which when inspected or used are found by Buyer to fail in a material way to conform to this Agreement. Should any of the "Products" be seized or condemned by any federal or state department or agency for any reason except noncompliance by Buyer with applicable federal or state requirements, such seizure or condemnation shall operate as a rejection by Buyer of the goods seized or condemned and Buyer shall not be obligated to offer any defense in connection with the seizure or condemnation. However, Buyer agrees to cooperate with Seller in connection with the defense of any quality or other product claims, or any claims involving seizure or condemnation. Buyer shall be fully responsible for, and shall indemnify Seller against any liability for, claims arising from any failure to deliver feed products, except to the extent that delivery under those contracts fails due to Seller's fault. When rejection occurs before or after delivery, at its option, Buyer may:

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

    C. Buyer agrees to carry such insurance on its vehicles and personnel operating on Seller's property as Seller reasonably deems appropriate. The parties acknowledge that Buyer may elect to self insure its vehicles. Upon request, Buyer shall provide certificate of insurance to Seller to establish the coverage maintained by Buyer.

    D. Each of the parties hereto shall obtain from its respective insurers a waiver of subrogation provision in all insurance policies required pursuant to item C, waiving any subrogation rights against the other party.


  10.  REPRESENTATIONS AND WARRANTIES.

A. Seller represents and warrants that all "Products" delivered to Buyer shall not be adulterated or misbranded, except that Buyer assumes all responsibility for labeling and tagging the feed products in accordance with applicable law, and assuming that Seller's "Products" meet the specifications set forth in Exhibit A as amended from time to time, within the meaning of the Federal Food, Drug and Cosmetic Act and may lawfully be introduced into interstate commerce pursuant to the provisions of the Act. Seller further warrants that the "Products" shall fully comply with any applicable state laws governing quality, naming and labeling of "Product". Payment of invoice shall not constitute a waiver by Buyer of Buyer's rights as to goods which do not comply with this Agreement or with applicable laws and regulations.

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


    Buyer:      ICM Marketing, Inc.
                P.O. Box 397
                310 North First
                Colwich, Kansas  67030
                Attn.:  Randy Ives


    Seller:     High Plains Corporation
                O. W. Garvey Bldg.
                200 W. Douglas, Suite 820
                Wichita, KS  67202
                Attn.:  Chris Glaves

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed the day and year first above written.

                              ICM Marketing, Inc.


                              By:  ______________________________
                                   Title:  President


                              High Plains Corporation


                              By:  ______________________________
                              Title:  Director of Procurement and Feed Sales




                                  EXHIBIT A

Minimum Quality standards by product and plant:

Plant                   Component          Minimum             Maximum
Colwich  DDGS           Protein              30 %                 --
                        Fat                  7.5 %                --
                        Fiber                 --                  15 %
                        Ash                   --                   5 %

Plant                   Component          Minimum             Maximum
Colwich  WDGS           Protein              14 %                 --
                        Fat                   4 %                 --
                        Fiber                --                    5 %
                        Ash                  --                    2.5 %

Plant                   Component          Minimum             Maximum
York  DDGS              Protein              25 %                 --
                        Fat                   7 %                 --
                        Fiber                --                   15 %
                        Ash                  --                    5 %

Plant                   Component          Minimum             Maximum
York  WDGS              Protein              10.5 %               --
                        Fat                   3 %                 --
                        Fiber                --                    5 %
                        Ash                  --                    2.5 %


Minimum quality standards for all "products" shall also be deemed to be "cool and sweet, and with Aflatoxin levels less than 20 ppb maximum."