Form 10-K/A
period 2001-06-30
HIGH PLAINS CORP
filed 2001-10-30
CIK 317551

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







                       The accompanying notes are an integral
                         part of these financial statements

                           HIGH PLAINS CORPORATION

                     STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 2001, 2000, and 1999




                        Common Stock                                             Accumulated
                                          Additional                                Other                 Deferred
                       Number of            Paid-in    Comprehensive  Retained Comprehensive   Treasury   Compen-
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




                           The accompanying notes are an integral
                             part of these financial statements

                                     HIGH PLAINS CORPORATION

                                     STATEMENTS OF CASH FLOWS

                             Years Ended June 30, 2001, 2000, and 1999


                                                            2001            2000            1999
Cash flows from operating activities:
  Net earnings                                           $ 6,163,713    $   160,354     $   534,881
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Provision for deferred income tax                    3,611,000        443,155         945,845
      Depreciation and amortization                        3,914,999      3,995,802       3,801,834
      Provision for uncollectible accounts
        receivable                                            49,395         55,165         124,222
      Write down of property, plant, and equipment
        to estimated fair value                                   --      1,022,567              --
      Loss (gain) on sale of property, plant, and
        equipment                                             14,304        (31,911)       (194,816)
      Amortization of deferred compensation                   27,476         (1,623)         45,681
      Compensation expense on stock options granted               --             --          29,488
      Gain on cash flow hedge derivatives                    (53,771)            --              --
      Changes in operating assets and liabilities:
        Accounts receivable                               (1,907,775)    (4,412,303)       (792,907)
        Inventories                                       (1,481,148)       753,378       1,413,369
        Equipment held for resale                                 --             --         365,614
        Prepaid expenses and other                            31,118        824,162        (245,115)
        Accounts payable                                   4,949,055      1,627,661      (1,670,328)
        Accrued liabilities                                  171,185        661,975        (259,888)
          Net cash provided by operating activities       15,489,551      5,098,382       4,097,880
Cash flows from investing activities:
  Proceeds from sale of property, plant, and
    equipment                                                 18,589         22,000           5,000
  Acquisition of property, plant, and equipment           (8,525,276)    (1,476,006)     (2,182,724)
  (Increase) decrease in other non-current assets            (27,016)        13,524          39,308
          Net cash used in investing activities           (8,533,703)    (1,440,482)     (2,138,416)
Cash flows from financing activities:
  Proceeds from long-term debt                                    --     20,000,000              --
  Payments on long-term debt                              (5,107,138)    (1,000,002)             --
  Payments on revolving lines-of-credit                           --    (16,900,000)     (2,700,000)
  Proceeds from revolving lines-of-credit                         --             --         900,000
  Payments on capital lease obligations                     (563,099)      (521,893)       (505,773)
  Increase in other non-current assets                       (50,000)      (974,616)        (41,312)
  (Increase) decrease in other non-current
    liabilities                                              (18,374)      (72,052)         43,399
  (Acquisition) re-issuance of treasury stock               (532,138)      238,231              --
  Proceeds from exercise of options                          526,174       127,771              --
          Net cash (used in) provided by financing
            activities                                    (5,744,575)      897,439       (2,303,686)
          Increase (decrease) in cash and cash
            equivalents                                    1,211,273     4,555,339         (344,222)
Cash and cash equivalents:
  Beginning of year                                        4,886,011       330,672          674,894
          End of year                                    $ 6,097,284    $4,886,011     $    330,672



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



                                 (Continued)

                             HIGH PLAINS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


7.  INCOME TAXES (CONTINUED)

    Income taxes consisted of:

                                                            June 30,
                                                 2001         2000         1999
    Current tax expense (benefit)          $   178,100    $  (10,000)   $ 10,000

    Tax effect of changes in deferred
     tax assets and liabilities:
      Book basis of plant and equipment
        in excess of tax basis               1,050,000       479,000     946,000
      Capital lease liability                  223,000      (591,000)         --
      Nondeductible accrued expenses
        and other                               39,000        66,155     (28,155)
      Decrease (increase) in net
        operating loss carryforward          2,910,000      (959,000)   (365,000)
      Decrease in general business
        credits carryforward                    86,000         7,000   1,263,000
      Change in Nebraska investment
        credit carryforward                  1,078,000     2,336,000    (167,000)
      AMT credit carryforward                 (171,000)           --     (16,000)
      Decrease in asset valuation
        allowance                           (1,604,000)     (895,000)   (687,000)

    Deferred tax expense                     3,611,000       443,155     945,845

    Income tax expense                     $ 3,789,100    $  433,155    $955,845

    A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            June 30,
                                                 2001         2000         1999

    Computed income tax expense, at 34%    $ 3,384,000    $  201,800    $506,850
    State income taxes                         461,000            --          --
    Revised estimates of deferred tax
      assets                                   729,000    (1,206,000)         --
    Change in valuation allowance, net
      of expired or reduced assets            (440,000)    1,441,000     572,000
    Other, net                                (344,900)       (3,645)   (123,005)

    Total income tax expense               $ 3,789,100    $  433,155    $955,845





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


Item 11                     EXECUTIVE COMPENSATION

The following table sets forth certain individual compensation information for the Company's Chief Executive Officer and for the Company's executive officers whose total salary and bonus for fiscal 2001 exceeded $100,000 (the "Named Officers"). The Company granted no restricted stock awards or stock appreciation rights and did not make any long-term incentive plan payouts during the fiscal years indicated.

                             Summary Compensation Table
                                                      Long-Term
                                                    Compensation
                                                       Awards
                     Fiscal Annual Compensation  Securities Underlying  Other
                      Year  Salary($)  Bonus($)      Options(#)    Compensation
                                                                      ($)(1)(2)
Name and
Principal Position
Gary R. Smith,       2001  $234,972   $190,875        615,000        $13,996.22
 President and Chief 2000  $206,860   $225,208 (3)     30,000        $ 5,190.83
 Executive Officer   1999  $196,699   $ 40,041         15,000        $ 1,317.00

Christopher G.
 Standlee            2001  $ 97,900   $ 28,593         95,000        $ 5,043.25
 Vice President,     2000  $ 90,477   $ 90,314 (4)          0        $ 3,257.35
 Secretary & General 1999  $ 84,496   $ 16,041          5,000        $ 2,790.25
 Counsel

Timothy W. Newkirk   2001  $107,311   $ 25,494         95,000        $ 5,325.26
 Chief Operating     2000  $ 11,538   $      0          5,000        $        0
 Officer             1999  $      0   $      0              0        $        0

David E. Dykstra     2001  $ 97,600   $  22,158        95,000        $ 4,310.89
 Vice President of   2000  $ 47,596   $   8,243         5,000        $        0
 Sales and Marketing 1999  $      0   $       0             0        $        0


(1) All amounts represent employer matching contributions to the Company's 401(k) Retirement Plan on behalf of the named individuals.
(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any Named Officer.
(3) Includes 53,895 shares of treasury stock awarded as bonus on January 5, 2000 and valued at $1.7813 per share.
(4) Includes 21,558 shares of treasury stock awarded as bonus on January 5, 2000 and valued at $1.7813 per share.

                Option Grants in Fiscal Year Ended June 30, 2001

The following table sets forth information concerning stock options granted to the Named Officers during fiscal 2001 under the Company's 1992 Stock Option Plan. The Company granted no stock appreciation rights during fiscal 2001.



                                  % of Total                Market             Potential Realizable Value
                                    Options                Price on             at Assumed Annual Rates
                                  Granted to  Exercise or   Date of            of Stock Price Appreciation
                       Options   Employees in  Base Price   Grant    Expiration     for Option Term
Name                Granted(#)(1) Fiscal Year   ($/Sh)     ($/Sh)(2)    Date      5%($)     10%($)    0%($)
Gary R. Smith         600,000        32.7%      $2.75       $2.75     09/07/10  $934,100  $2,313,418  $0
                       15,000          .8%      $3.063      $3.063    12/15/09  $ 23,497  $   57,013  $0

David E. Dykstra        5,000          .3%      $2.938      $2.938    11/16/09  $  6,546  $   15,487  $0
                       90,000         4.9%      $3.50       $3.50     04/19/11  $193,323  $   487,230 $0

Timothy W. Newkirk      5,000          .3%      $2.938      $2.938    05/08/10  $  7,944  $    19,490 $0
                       90,000         4.9%      $3.50       $3.50     04/19/11  $193,323  $   487,230 $0

Christopher G.
 Standlee               5,000          .3%      $2.8438     $2.8438   12/16/08  $  6,251  $    14,755 $0
                       90,000         4.9%      $3.50       $3.50     04/19/11  $193,323  $   487,230 $0


(1) All options are exercisable currently or within 180 days, except that 200,000 options granted to Gary R. Smith are not exercisable until September 7, 2002, and an additional 200,000 options are not exercisable until September 7, 2003; and except that 30,000 options granted to each David E. Dykstra, Timothy W. Newkirk and Christopher G. Standlee are not exercisable until October 19, 2002, and an additional 30,000 options granted to those named individuals are not exercisable until October 19, 2003.
(2) Based upon the last reported sales price on the NASDAQ National Market System on the date of grant.

          Aggregated Option Exercises in Fiscal Year Ended June 30, 2001
                       and Fiscal Year-End Option Values

The following table sets forth information concerning stock options exercised during, and held at the close of, fiscal 2001 by the Named Officers. The Named Officers did not exercise during, or hold at the close of, such fiscal year any stock appreciation rights.


                                                                      Value of
                                                   Number of    Unexercised
                                                  Unexercised   in-the-Money
                     Shares                  Options at Fiscal   Options at
                  Acquired on   Value           Year-End(#)      Fiscal Year-
Name              Exercise(#) Realized($) Exercisable/Unexercisable  End($)
Gary R. Smith       15,000     $29,100       55,000 /  600,000      $92,485

Christopher G.
 Standlee            5,000     $ 6,094       20,000 /   90,000      $ 7,031

David E. Dykstra     5,000     $ 9,377        5,000 /   90,000      $ 6,560

Timothy W. Newkirk   5,000     $ 2,190        5,000 /   90,000      $ 6,560



Item 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's
Common Stock as of September 30, 2001 by (i) each beneficial owner of more than 5%, (ii) each current director of the Company and each director who served during fiscal 2001, (iii) each Named Officer, as defined in "Executive Compensation", and (iv) all such directors and executive officers of the Company as a group. Unless otherwise noted, each person has sole voting and investment power with respect to the shares of voting securities beneficially owned by such person.


                                            Number      Ownership
  Name of Beneficial Owner                of Shares     Percentage (1)
  Heartland Advisors, Inc.                2,790,000       14.1%
    790 Milwaukee St.
    Milwaukee, WI  53202
  Dimensional Fund Advisors, Inc.         1,082,386        5.5%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA  90401
  Gilbert B. Eckhoff (2)                    100,950          *
  David E. Dykstra  (3)                      46,100          *
  Timothy W. Newkirk (4)                     40,350          *
  David C. Nesbitt (5)                      140,500          *
  H.T. Ritchie (6)                          555,953        2.8%
  Donald D. Schroeder (7)                   277,000        1.4%
  Daniel O. Skolness (8)                    320,795        1.6%
  Gary R. Smith (9)                         281,465        1.4%
  Christopher G. Standlee (10)               59,650          *
  All named directors and executive
    officers as a group (9 persons)       1,822,763        9.2%

*  Less than 1%


(1) Assumes exercise of options which were exercisable at September 30, 2001 to purchase Common Stock granted to present and former officers, directors, and employees representing 3,360,993 shares of Common Stock for total outstanding shares of Common Stock of 19,754,883.
(2) Includes options to purchase 100,000 shares of Common Stock which are exercisable currently or within 180 days.
(3) Includes options to purchase 35,000 shares of Common Stock which are exercisable currently or within 180 days.
(4) Includes options to purchase 35,000 shares of Common Stock which are exercisable currently or within 180 days.
(5) Includes options to purchase 115,000 shares of Common Stock which are exercisable currently or within 180 days.
(6) Includes options to purchase 361,000 shares of Common Stock which are currently exercisable; 8,689 shares of Common Stock as to which Mr. Ritchie shares investment and voting power; and 2,152 shares which are held as custodian for a minor child.
(7) Includes options to purchase 245,000 shares of Common Stock which are exercisable currently or within 180 days.
(8) Includes options to purchase 261,000 shares of Common Stock which are currently exercisable and 10,560 shares held as custodian for a minor child.
(9) Includes options to purchase 255,000 shares of Common Stock which are exercisable currently or within 180 days.
(10) Includes options to purchase 50,000 shares of Common Stock which are exercisable currently or within 180 days.

Item 13                 CERTAIN RELATIONSHIPS AND RELATED
                                   TRANSACTIONS

Not applicable.

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

3-8    Amendment to Articles III and V, of the Amended Bylaws of the
       Company, dated September 30, 2000 (incorporated herein by reference to Exhibit 3-8 to the Company's Annual Report on Form 10-K, dated June 30,
       2000).

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

Exhibit 23-1


             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
High Plains Corporation


We hereby consent tot he incorporation by reference in the Registration Statements on Form S-8 (nos. 33-00339 and 33-80832), of our report, dated July 27, 2001, relating to the financial statements of High Plains Corporation, included in the annual report on Form 10-K, as of and for the year ended June 30, 2001.


                                           ALLEN, GIBBS & HOULIK, L.C.


October 11, 2001
Wichita, Kansas