Form 10-Q
period 2001-09-30
HIGH PLAINS CORP
filed 2001-11-15
CIK 317551

Form 10-Q

                      Securities and Exchange Commission
                            Washington, D.C.  20549


[ X ] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended September 30, 2001 or

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

               Yes                 No

                     Common Stock, Par Value $.10 per share,
                 Outstanding at September 30, 2001  - 16,400,890

PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Balance Sheet                                                   3 - 4

Statements of Operations                                          5

Statements of Comprehensive Income/(Loss)                         5

Statement of Stockholders' Equity                                 6

Statement of Cash Flows                                           7

Selected Notes to Financial Statements                          8 - 10


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                           10 - 12

PART II   OTHER INFORMATION

Item 3.  Legal Proceedings                                        12

Item 4.  Other Information                                        12

Item 5.   Exhibits and Reports on Form 8-K                     12 - 14

                             HIGH PLAINS CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                       September 30, 2001 and June 30, 2001



Assets                                September 30, 2001     June 30, 2001
                                          (Unaudited)              **
Current Assets:
  Cash and cash equivalents               $  --               $  6,097,284
  Accounts receivable
   Trade (less allowance of $75,000)        12,834,269          11,936,169
   Production credits and incentives           242,496             278,462
Inventories                                  6,266,878           6,027,036
Notes Receivable                                    --              15,000
Prepaid expenses                             1,584,961             504,410
Refundable income tax                           16,900              16,900
    Total current assets                    20,945,504          24,875,261


Property, plant and equipment, at cost:
  Land and land improvements                   450,403             450,403
  Ethanol plants                           106,744,880          95,817,355
  Other equipment                              496,614             496,614
  Office equipment                             438,025             411,740
  Leasehold improvements                        48,002              48,002
  Construction in progress                   1,989,593           6,600,789
  Sub-total                                110,167,517         103,824,903
  Less accumulated depreciation            (35,885,088)        (34,847,298)
  Net property, plant and equipment         74,282,429          68,977,605

Other assets:
  Deferred loan costs (less accumulated        642,913             693,586
  amortization of $381,704 and $331,031,
  respectively)
  Other                                         47,306              40,069
  Total other assets                           690,219             733,655

                                         $  95,918,152       $  94,586,521


                   See accompanying notes to financial statements.
                       ** From audited financial statements.



                             HIGH PLAINS CORPORATION
                                  Balance Sheets
                                   (Unaudited)
                       September 30, 2001 and June 30, 2001


Liabilities and Stockholders Equity       September 30, 2001   June 30, 2001
                                              (Unaudited)            **
Current Liabilities:
  Current portion of long-term debt           $  2,250,000      $  3,928,148
  Current maturities of capital leases             618,781           607,206
  Due to Bank                                      375,349                --
  Accounts payable                              14,347,792        13,270,462
  Accrued interest                                 419,029           178,227
  Accrued payroll and property taxes               949,605         1,441,738
    Total current liabilities                   18,960,556        19,425,781


Long-term debt                                  11,080,360         9,964,712
Capital lease obligations, less
 current maturities                                182,328           341,433
Deferred income tax payable                      5,248,874         4,979,836
    Total non-current liabilities               16,511,562        15,285,981


Stockholders' Equity:
  Common stock, $.10 par value, authorized
   50,000,000 shares; issued 16,877,074 and
   16,778,574 shares at September 30, 2001 and
   June 30, 2001, respectively, of which 476,184
   and 276,847 were held as treasury stock at
   September 30, 2001 and June 30, 2001,
   respectively.                                 1,687,707         1,677,857
  Additional paid-in capital                    38,644,826        38,443,851
  Retained earnings                             21,090,693        21,029,645
  Accumulated other comprehensive
  income (loss):
   Cash flow hedge derivatives (net of
   $209,893 and ($20,164) income taxes)            328,295           (33,607)
                                                61,751,521        61,117,746


Less:
  Treasury stock-at cost                        (1,305,487)       (1,242,987)
  Total stockholders' equity                    60,446,034        59,874,759

                                             $  95,918,152     $  94,586,521


                  See accompanying notes to financial statements.
                       ** From audited financial statements.



                             HIGH PLAINS CORPORATION
                             Statement of Operations
                                   (Unaudited)
                   Three Months Ended September 30, 2001 and 2000

                                          Three Months Ended
                                             September 30,
                                       2001                2000
Net sales and revenues            $  43,237,455        $  29,181,796
Cost of goods sold                   42,008,612           25,909,342
  Gross profit                        1,228,843            3,272,454

Selling, general and
administrative expenses                 834,377              804,813
  Operating income/(loss)               394,466            2,467,641

Other income/(expense):
  Interest expense                     (349,286)            (489,302)
  Interest and other income              55,189               97,816
  Gain (loss) on sale of assets            (340)                   0
                                       (294,437)            (391,486)
Net income before income taxes          100,029            2,076,155

Income tax expense                      (38,981)            (778,558)

Net earnings                          $  61,048         $  1,297,597

Basic and diluted earnings
 per share                            $     .00         $        .08



                 See accompanying notes to financial statements.

                             HIGH PLAINS CORPORATION
                        Statement of Stockholders' Equity
                                   (Unaudited)
                       Three Months Ended September 30, 2001

                     Common Stock
                       (Issued)
                                       Additional                           Accumulated
                  Number of              Paid-In  Comprehensive Retained Other Comprehensive   Treasury
                    Shares    Amount     Capital     Income     Earnings       Income           Stock       Total
Balance,
 June 30, 2001   16,778,574 $1,677,857 $38,443,851              $21,029,645   $ (33,607)     $(1,242,987) $59,874,759
 Exercise of
  stock options      98,500      9,850     200,975                                                            210,825
 Grain
  derivatives                                      $ 361,902                    361,902                       361,902

Acquisition of
 Treasury Stock                                                                                  (62,500)     (62,500)

Net earnings
 for quarter                                          61,048         61,048                                    61,048
Comprehensive
 income                                            $ 422,950
Balance,
 September 30,
 2001            16,877,074 $1,687,707 $38,644,826              $21,090,693   $ 328,295      $(1,305,487) $60,446,034

                   See accompanying notes to financial statements.



                             HIGH PLAINS CORPORATION
                             Statement of Cash Flows
                                   (Unaudited)
                  Three Months Ended September 30, 2001 and 2000

                                                      2001            2000
Cash flows from operating activities:
  Net earnings                                   $    61,048     $  1,297,597
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization                    1,089,258          981,664
  Amortization of deferred compensation                    -            4,208
  Loss on sale of equipment                              340                -
  Gain on cash flow hedge derivatives                541,497                -
  Deferred income taxes                               38,981          778,558
Change in operating assets and liabilities:
  Accounts receivable                               (819,284)         982,198
  Notes receivable                                    15,000                -
  Inventories                                       (239,842)        (736,140)
  Prepaid expenses                                (1,080,551)        (233,499)
  Due to bank                                        375,349               --
  Accounts payable                                 1,077,330       (1,150,432)
  Accrued liabilities                               (251,331)         (13,602)

  Net cash provided by operating activities          807,795        1,910,552

Cash flows from investing activities:
  Acquisition of property, plant and equipment    (6,343,749)        (878,217)
  Decrease (increase) in other non-current assets        375                -

  Net cash used in investing activities           (6,343,374)        (878,217)

Cash flows from financing activities:
  Payments on long-term debt                        (562,500)        (500,001)
  Payments on capital lease obligations             (147,530)        (136,861)
  Proceeds from exercise of stock options            210,825           41,251
  Increase (decrease) in other
   non-current liabilities                                 -            4,314
  Acquisition of treasury stock                      (62,500)               -

  Net cash used by financing activities             (561,705)        (591,297)

  Increase (decrease) in cash and
   cash equivalents                               (6,097,284)         441,038

Cash and cash equivalents:
  Beginning of period                              6,097,284        4,886,011

End of period                                    $        --     $  5,327,049



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the entire year.

2) Financial Arrangements

On December 3, 1999, the Company was able to obtain a $28 million credit facility through Bank of America. The credit facility consisted of a $20 million term loan and an $8 million revolving line-of-credit. The credit facility is for a five-year period, which may be extended for a series of one-year renewals. On February 23, 2001, the Company entered into its second amendment to the original loan agreement with Bank of America, thus enabling the Company to proceed with the York, Nebraska facility's fuel grade expansion project. The second amendment included a provision that established a $5 million reserve against the Company's revolving line-of-credit. At September 30, 2001, the Company's $8 million line-of-credit had $7 million of unreserved availability which was fully available and undrawn.

3) Stock Options

On July 18, 2001, 37,500 options were granted at $4.13 per share, as reloads under the original provisions of the option grants, to key management personnel and directors. On July 30, 2001, 25,000 options were granted at $4.30 per share, as reloads under the original provisions of the option grants, to the president. The option grants were made at the fair market value of the stock on the date of grant. An additional 36,000 options were exercised during the quarter by a former employee.

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

Had compensation cost for the stock-based compensation been determined based on the fair value grant date, consistent with the provisions of FAS 123, the Company's net earnings and diluted earnings per share above would have been reduced to pro forma amounts below:


For the three months ending
September 30,                                   2001             2000
  Net earnings/(loss)
    As reported                              $  61,048       $  1,297,597
    Pro forma                                 (427,944)         1,257,908

  Basic earnings/(loss) per share
    As reported                              $     .00       $        .08
    Pro forma                                     (.03)               .08

  Diluted earnings/(loss) per share
    As reported                              $     .00       $        .08
    Pro forma                                     (.02)               .08


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

The diluted earnings per share for the three months ended September 30, 2001 and 2000 have been calculated based on 17,118,441 and 16,347,207 diluted shares outstanding, respectively.

6) Inventories

                                          September 30, 2001  June 30, 2001
Inventories consisted of the
 following components:
  Raw Materials                              $  1,432,916     $  1,200,473
  Work in progress                                564,230          500,583
  Finished goods                                2,453,393        2,642,186
  Spare parts                                   1,816,339        1,683,794

  Total                                      $  6,266,878     $  6,027,036


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

                                        Pre-tax    Tax Expense    Net-of-Tax
                                         Amount     (Benefit)       Amount
Other comprehensive income
 consisted of the following
 components:
  Grain derivatives                   $  487,725   $  190,212     $  297,513
  Unleaded gasoline derivatives           50,463       19,681         30,782

                                      $  538,188   $  209,893     $  328,295

                                         Grain     Unleaded Gasoline
                                      Derivatives     Derivatives     Total

Balance, beginning                   $  (146,993)  $  113,386     $  (33,607)

  Current period change                  444,506   $  (82,604)    $  361,902

Balance, ending                      $   297,513   $   30,782     $  328,295


8) Derivatives and hedging activities

During the first quarter of fiscal 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives qualify as hedges of recognized assets, liabilities or firm commitments under SFAS 133, changes in the fair value of derivatives are offset against the changes in fair value of assets, liabilities, or firm commitments through earnings. If the derivatives qualify as cash flow hedges of forecasted transactions, then changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value, if any , will be immediately recognized in earnings.

Under the Company's grain and fuel ethanol risk management programs, the Company routinely holds financial derivative positions on the Chicago Board of Trade (CBOT) and New York Mercantile Exchange (NYMEX) to mitigate the market price volatility associated with the Company's grain inputs and fuel grade ethanol outputs. These positions (short-NYMEX unleaded gasoline futures and long-CBOT corn futures) are designated as cash flow hedges of forecasted transactions at the inception of the transaction and as such are accounted for under the provisions of SFAS 133.

The Company also routinely enters into forward contracts to procure its grain purchase requirements and sell its anticipated fuel grade ethanol production. Some of these forward contracts are unpriced, subject to market fluctuations, and some of them are priced. The Company's fixed priced forward contracts are not considered derivatives and, accordingly, changes in the market value of such contracts are not recognized; instead, the fixed price is recognized in the financials at the time the related commodity is consumed in the conversion process or delivered to the customer. The Company does not enter into forward contracts in excess of its anticipated future grain needs or fuel grade ethanol production volumes.

As of and during the quarter ended September 30, 2001, the Company held derivative positions accounted for as cash flow hedges of its forecasted purchases and sales, under SFAS 133. The resulting net gain or loss from such derivatives is reported in cost of goods sold when the forecasted transaction occurs. The derivative gains or losses reflected in other comprehensive income at September 30, 2001, will be recognized in earnings during the subsequent time period when the related forecasted transaction occurs, generally during the subsequent quarter. The Company does not hedge all of its forecasted commodity transactions.

9)  Segment Information

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

                                          Ethanol      Ethanol
                                        Production    Marketing     Total

                  For the three months ended September 30, 2001
Net sales to external customers        $27,431,716   $15,805,739   $43,237,455
Intersegment sales                       1,576,241            --     1,576,241
Depreciation and amortization            1,089,258            --     1,089,258
Segment gross profit                     1,081,563       147,280     1,228,843
Segment assets                          92,204,746     4,191,944    96,396,690
Additions to property,
 plant and equipment                     6,072,749            --     6,072,749




                   For the three months ended September 30, 2000
Net sales to external customers        $25,228,962   $ 3,952,834   $29,181,796
Intersegment sales                         804,016            --       804,016
Depreciation and amortization              981,664            --       981,664
Segment gross profit                     3,209,178        63,276     3,272,454
Segment assets                          84,669,869     1,214,468    85,884,337
Additions to property,
 plant and equipment                       878,217            --       878,217



10)  Subsequent Event

On November 1, 2001, the Company signed an agreement with Abengoa, S.A. and its wholly-owned subsidiary, ASA Environment and Energy Holding, A.G. (ASA), for ASA to acquire all of the outstanding shares of the Company pursuant to a cash tender offer at a price which is expected to be approximately $5.63 per share. The transaction is subject to certain conditions, including the tender of the Company's shares giving ASA at least 75% of the outstanding shares of the Company's common stock on a fully diluted basis.


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


Comparison of the three months ended September 30, 2001 and September 30, 2000
           (amounts in millions except averages and per unit prices)

                                                       Increase (Decrease)
                                      2001     2000     $ / Qty   Percent
Net sales and revenues               $ 43.2   $ 29.2    $ 14.0       48%

Gallons of fuel grade ethanol sold
 Proprietary production                15.1     15.4       (.3)      -2%
 Marketing/trading                     10.4      2.7       7.7      281%
   Total                               25.5     18.1       7.4       41%

Average sales price                  $ 1.41   $ 1.25    $ 0.16       13%

Gallons of industrial grade
 ethanol sold
 Proprietary production                 1.2      1.0       0.2       20%
 Marketing/trading                      0.5      0.4       0.1       20%
   Total                                1.7      1.4       0.3       21%

 Average sales price                 $ 1.61   $ 1.47    $ 0.14       10%

Production incentives included
 in net sales and revenues
 Kansas producers incentive program  $  0.2   $  0.2    $  0.0        0%
 Average per gallon                  $ 0.05   $ 0.08    $(0.03)


Distiller's grains and other
 by-product sales                    $  4.6   $  4.4    $  0.2        5%

Cost of products sold
 Cost of products sold as a
 percent of sales and revenues         97.2%    88.8%
 Average grain cost per bushel       $ 2.05   $ 1.83    $ 0.22       12%

Selling, general and
 administrative expenses             $  0.8   $  0.8    $  0.0        0%

Earnings
 Gross profit margin                    2.8%    11.2%
 Net income                          $ 0.06   $ 1.30    $(1.24)



Results of Operations

Net Sales and Operating Expenses.

Net sales and revenues for the three months ended September 30, 2001, increased 48% compared to the same period ended September 30, 2000. The increase was driven by higher average sales prices and increased trading sales volume. Fuel grade ethanol trading sales volume increased 281% compared to trading sales volume for the same period ended September 30, 2000. The trading sales volume increase resulted from both the Company's trading strategy and unanticipated downtime at the Company's York, Nebraska facility. The Company continued to focus on its strategy of trading other producers' ethanol output to better utilize its marketing resources and better sever its core customers. Lost production from the protracted downtime necessary to complete the York, Nebraska facility expansion tie-in and the subsequent extended start-up phase created contract shortages that were fulfilled with trading volume. Fuel grade ethanol prices remained strong during the first quarter of fiscal 2002 at an average price of $1.41 per gallon, which was a 13% increases over the average price per gallon for the same period ended September 30, 2000. Fuel grade ethanol's price strength resulted from higher gasoline prices, tighter ethanol supplies, and a greater percent of sales based on variable priced contracts compared to the same period ended September 30, 2000. Industrial ethanol sales prices benefited from the higher fuel ethanol sales prices, as increases in fuel ethanol generally translate into increases to industrial ethanol prices. Industrial ethanol prices increased 10% compared to the same period ended September 30, 2000.

Cost of products sold as a percentage of net sales and revenues increased 8.4% to 97.2% for the quarter ended September 30, 2001 compared to 88.8% for the same period ended September 30, 2000. The increases resulted from increased trading volume, lower proprietary production volume, higher grain prices, and higher natural gas prices compared to the same period ended September 30, 2000. Margins on the Company's trading volume are generally significantly lower than margins on proprietary production.
With trading volume making up a larger percentage of the sales mix in the first quarter of fiscal 2002 compared to first quarter of fiscal 2001, the higher trading volumes effectively skewed up the cost of goods percentage compared to the same period ended September 30, 2000. The lost proprietary production at the Company's York, Nebraska facility contributed to the increase in cost of goods percentage. The production process has a considerable amount of fixed costs associated with it, thus much of the York, Nebraska's facility's costs were incurred in the first quarter of fiscal 2002 even though the facility's output was significantly lower than its output in the first quarter of fiscal 2001. Grain costs increased $.22 per bushel compared to the same period ended September 30, 2000. The increase in grain costs resulted from both higher Chicago Board of Trade (CBOT) futures prices and higher local basis differentials
compared to the same period ended September 30, 2000.   Natural gas costs
increased from an average price of $4.03 per million British Thermal Unit (MMBTU) in the first quarter of fiscal 2001 to an average price of $5.54 per MMBTU in the first quarter of fiscal 2002.

Selling, general and administrative (SG&A) expenses remained flat for the quarter ended September 30, 2001, compared to the same period ended September 30, 2000.

Net Earnings.

Net earnings decreased 95% for the three months ended September 30, 2001, compared to net earnings for the same period ended September 30, 2000. The decrease is the result of 8.4% decrease in gross profit percentage compared to the same period ended September 30, 2000. The decline in the Company's gross profit percentage was primarily driven by the increase in trading volume compared to the same period ended September 30, 2000, as the Company's higher grain and natural gas costs were mostly offset by higher average sales prices for the first quarter of fiscal 2002. The foregone production associated with the York, Nebraska facility expansion was the principal driver of the decrease in net earnings. Diluted earnings per share at September 30, 2001, were $.08 lower than diluted earnings per share for the same period in 2000 due to the decreased earnings.


Liquidity and Capital Resources
                                   (in 000's)

                               September 30,       June 30,     September 30,
                                    2001             2001            2000
Cash provided by
 operating activities            $    0.8          $    N/A       $    1.9

Cash and cash equivalents              --               6.1            5.3

Working capital                       2.0               5.5            8.9

Capital expenditures                  6.3               N/A            0.9


The Company's primary source of funds during the quarter ended September 30, 2001 was cash flow from operating activities. Working capital decreased approximately $3.5 million compared to the period ended June 30, 2001. The decrease in working capital was due to a $6.1 million decrease in cash and cash equivalents, which was partially offset by increases in accounts receivable and prepaid expenses. The majority of the cash was used to fund the York, Nebraska expansion and annual turn-arounds at both the York, Nebraska and Portales, New Mexico facilities.

Capital expenditures for the first three months of fiscal 2002 amounted to approximately $6.3 million, which was primarily for the 14 million-gallon expansion of the York, Nebraska facility.

The Company has an $8 million revolving line-of-credit, which was a component of the credit facility obtained through Bank of America in December 1999. In February 2001, the Company amended the original loan agreement to allow for the $10 million York, Nebraska expansion. The agreement stipulated a non-recoverable $2.6 million prepayment on the Company's estimated fiscal 2001 excess cash flow recapture and placed a $5.0 million reserve on the Company's revolver. The reserve is reduced by suppressed borrowing capacity, as determined by the monthly borrow base certificate calculation. At September 30, 2001, the Company's $8 million line-of-credit had $7 million of unreserved availability which was fully available and undrawn. As of the end of the first quarter, the Company was in violation of two covenant provisions of the loan agreement. Subsequently, the Company amended the loan agreement with Bank of America and in doing so obtained waivers for the two covenant violations. The Company believes it has adequate short-term working capital and borrowing availability under its financing arrangement to meet its operating cash needs. However, in the event the Company encounters unforeseen changes in market conditions that adversely affect its ability to generate cash flow from operations, the Company could seek to raise additional funds through the sale of stock, or issuance of debt and/or equity securities.

Seasonality

Fuel grade ethanol prices are historically soft during the non-oxygenate period, which coincides with the Company's first and fourth fiscal quarters. Typically fuel grade ethanol prices firm up during the winter months, which coincide with the Company's second and third fiscal quarters, due to the mandated markets of the Federal Oxygen Program. Prices generally increase in the weeks before September, and decrease by March due to shipping schedules. Additionally, fuel grade ethanol prices historically have been influenced by the price of unleaded gasoline, which remained strong during the first quarter of fiscal 2002. Due to the continued strength of the unleaded gasoline market and tight fuel ethanol supplies, fuel grade ethanol remained uncharacteristically high through the first quarter of fiscal 2002. Now with the Company entering into the oxygenate season, the Company believes fuel ethanol pricing will remain at the current levels throughout the oxygenate season. Furthermore, the Company has contracted approximately 70% of its fuel grade ethanol production through the March 2002 (end of oxygenate season) at fixed prices, thus minimizing the Company's exposure in the event of an unforeseen downturn in the market, but conversely limiting the Company's ability to gain from additional market increases. Currently, there is legislation pending which could significantly affect the demand for fuel grade ethanol either positively or negatively. Current legislation is attempting to deal with the perceived problems surrounding the MTBE environmental contamination issues by phasing out MTBE over the next several years, eliminating the oxygenate requirement, and implementing a minimum renewable fuels content for all fuel consumed, excluding diesel. As of September 30, 2001, no such legislation had been enacted.

Although corn and milo feedstock prices have increased somewhat over the last several months, market fundamentals (projected crop size, carryouts, export and demand numbers) appear to indicate flat or slightly higher grain prices through the next crop year. As always, grain prices are subject to significant changes due to weather patterns, or in the event of changes in the fundamental market factors described above. The Company has currently contracted approximately 10 million bushels under either fixed priced forward contracts, or unpriced basis differential forward contracts, which will be priced at a later date. The Company continues to utilize grain futures contracts to hedge against price fluctuations related to its grain feedstock requirements.

Prices for the Company's distillers grain by-products, as known as distillers grain solubles (DGS), historically fluctuate with the price of corn, and provide the Company with some hedge against the possibility of higher grain prices. As grain prices firmed up in the first quarter of fiscal 2002, DGS prices strengthened in the first quarter of fiscal 2002. The Company has emphasized production of a wet distillers grain product at its facilities in an effort to strengthen and stabilize its feed markets. However, unanticipated declines in grain prices could also result in a decline in prices for the Company's DGS products.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a).  Exhibit 27-1     Financial Data Schedule
  b). Reports on Form 8-K. During the quarter for which this report is filed, the company filed the following Form 8-K's:

       July 12, 2001     Company announced initial agreements with four
                         independent ethanol producers to
                         market approximately sixty (60) million gallons of their ethanol production.

       August 15, 2001   Company announced Fiscal 2001 earnings and Fiscal
                         2001 fourth quarter results.

       September 6, 2001 Company provides update on York, Nebraska facility expansion.

       October 15, 2001  Company provides update on York, Nebraska facility expansion and reports Gary Smith's appointment as Chairman of the RFA.

       November 1, 2001  Company announces cash tender offer by Abengoa,
                         S.A. to acquire all the Company's
                         outstanding shares at approximately $5.63 per share, plus assume $15 million of debt.

       November 5, 2001  Company announced Fiscal 2002 first quarter earnings.